Form 10-Q
period 2024-12-31
Nano Nuclear Energy Inc.
filed 2025-02-13
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 12, 2025, there were 37,069,656 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended December 31, 2024

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and September 30, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three Months Ended December 31, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2024 and 2023	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control) and others listed in this Report, in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“2024 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2024, and in our other filings with the SEC may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed micro nuclear reactors or other products, technologies or services we are developing.

●	Our ability to develop a domestic Low Enriched Uranium (LEU) and High-Assay Low-Enriched Uranium (HALEU) fuel supply chain to supply the next generation of advanced nuclear reactors and our own systems.

●	Our ability to produce a regulatorily licensed, high-capacity HALEU transportation package, capable of moving commercial quantities of HALEU fuel.

●	Our ability to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	Assumptions relating to the size of the market for our micro nuclear reactors or other products, technologies or services we are developing.

●	Unanticipated regulations of nuclear energy that add barriers to our business and have a negative effect on our operations.

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.

●	Our status as an early-stage pre-revenue company in a rapidly evolving industry with a business model that still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included in this Report including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as such statements may be updated from time to time in our other filings with the SEC.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in our 2024 Annual Report and other SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report, our 2024 Annual Report and other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$123,267,673	$28,507,257
Prepaid expenses	1,623,694	833,947
Deposits, current	3,560,000	-
Total current assets	128,451,367	29,341,204
Deposits, non-current	235,235	235,235
Property, plant and equipment, net	1,669,631	1,689,607
Right-of-use asset	1,786,206	1,830,124
Long-term investments, related party	2,000,000	2,000,000
Total assets	$134,142,439	$35,096,170

LIABILITIES, MEZZANINE, AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$899,253	$761,479
Due to related parties	-	25,000
Lease liability, current	322,870	281,352
Contingent consideration	1,294,750	770,500
Total current liabilities	2,516,873	1,838,331
Lease liability, non-current	1,568,530	1,650,383
Total liabilities	4,085,403	3,488,714

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of December 31, 2024 and September 30, 2024; none issued and outstanding as of December 31, 2024 and September 30, 2024	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of December 31, 2024 and September 30, 2024; 36,742,099 and 30,715,663 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	3,675	3,072
Additional paid-in capital	150,600,504	49,038,165
Accumulated deficit	(20,547,143)	(17,433,781)
Total stockholders’ equity	130,057,036	31,607,456
Total liabilities and stockholders’ equity	$134,142,439	$35,096,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31, 2024	December 31, 2023
Operating expenses
General and administrative	$2,494,570	$828,896
Research and development	904,923	520,016
Change in Fair Value of contingent consideration	524,250	-
Loss from operations	3,923,743	1,348,912

Other income	810,381	34,967
Net loss	$(3,113,362)	$(1,313,945)

Net loss per share of common stock:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

Weighted-average shares of common stock outstanding:
Basic	33,964,495	23,184,869
Diluted	33,964,495	23,184,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended December 31, 2024

	Common		Additional paid-in	Accumulated	Total stockholders’
	shares	Amount	capital	deficit	equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

Common stock issuances	4,935,294	494	101,399,518	-	101,400,012
Offering costs	-	-	(9,058,856)	-	(9,058,856)
Exercise of warrants	601,142	60	8,014,226	-	8,014,286
Exercise of stock options	490,000	49	1,207,451	-	1,207,500
Net loss	-	-	-	(3,113,362)	(3,113,362)
Balance as of December 31, 2024	36,742,099	$3,675	$150,600,504	$(20,547,143)	$130,057,036

For the Three Months Ended December 31, 2023

	Mezzanine Equity		Permanent Equity
	Shares	Amount	Shares	Amount	Stock subscriptions	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of September 30, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$-	$9,288,553	$(7,282,225)	$2,008,647
Stock subscriptions	-	-	-	-	2,106,437	-	-	2,106,437
Net loss	-	-	-	-	-	-	(1,313,945)	(1,313,945)
Balance as of December 31, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$2,106,437	$9,288,553	$(8,596,170)	$2,801,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023

OPERATING ACTIVITIES
Net loss	$(3,113,362)	$(1,313,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use asset	43,918	-
Depreciation	19,976	-
Change in assets and liabilities:
Prepaid expenses	(789,747)	(11,089)
Accounts payable and accrued liabilities	137,774	208,301
Due to related parties	(25,000)	10,000
Lease liability	(40,335)	-
Contingent liability	524,250	-
Net cash used in operating activities	(3,242,526)	(1,106,733)

INVESTING ACTIVITIES
Deposits, current	(3,560,000)	-
Net cash used in investing activities	(3,560,000)	-

FINANCING ACTIVITIES
Proceeds from common stock issuances	101,400,012	-
Offering costs	(9,058,856)	-
Proceeds from exercise of warrants	8,014,286	-
Proceeds from exercise of stock options	1,207,500	-
Proceeds from stock subscriptions	-	2,106,437
Payment of deferred offering costs	-	(55,000)
Net cash provided by financing activities	101,562,942	2,051,437

Net increase in cash	94,760,416	944,704
Cash and cash equivalents, beginning of period	28,507,257	6,952,795
Cash and cash equivalents, end of period	$123,267,673	$7,897,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION

NANO Nuclear Energy Inc. (“NANO” or the “Company”) was incorporated under the laws of the state of Nevada on February 8, 2022 (“Inception”) and is headquartered in New York, New York. The Company is an early-stage, pre-revenue nuclear energy company developing smaller, cheaper, and safer advanced portable clean energy solutions utilizing advanced proprietary reactor designs, intellectual property and research methods.

The Company’s on-demand capable, advanced nuclear microreactors currently in development are (i) ZEUS, a portable solid core battery reactor, (ii) ODIN, a portable low-pressure coolant reactor, (iii) the fixed installation KRONOS MMR™ Energy System and (iv) the space focused, portable LOKI MMR™. The Company envisions readily replaceable microreactors which it can provide to customers in several sectors, including data centers, artificial intelligence computer and quantum computing; crypto mining; military applications; disaster relief; transportation (including shipping); mining projects; water desalination and green hydrogen plants; and space exploration. The KRONOS and LOKI designs and related intellectual property and other assets were acquired subsequent to the period covered by this Report (see Note 9 for further information).

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

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries American Uranium Inc., HALEU Energy Fuel Inc., Advanced Fuel Transportation Inc., Nano Nuclear Space Inc., KRONOS MMR Inc., and LOKI MMR Inc. Each of such subsidiaries is a Nevada corporation.

As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of the Company.

Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At December 31, 2024, the Company had working capital of $125,934,494 and accumulated deficit of $20,547,143. For the three months ended December 31, 2024, the Company had net loss of $3,113,362, and negative cash flows from operations of $3,242,526. At September 30, 2024, the Company had working capital of $27,502,873 and accumulated deficit of $17,433,781. For the year ended September 30, 2024, the Company had net loss of $10,151,556, and negative cash flows from operations of $8,464,146. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they come due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the three month period ended December 31, 2024, the Company received approximately $8.0 million from exercises of warrants, $1.2 million from exercises of stock options, and net proceeds of approximately $92.3 million from the Company’s registered follow-on offering in October 2024, and its November 2024 private placement offering (see Note 5). In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2024, and its results of operations for the three months ended December 31, 2024 and 2023 and cash flows for the three months ended December 31, 2024 and 2023. The results for the three months ended December 31, 2024 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2024 has been derived from the Company’s audited consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, equity-based compensation and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as amounts reported on the statements of operations during the periods presented. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at December 31, 2024 and September 30, 2024. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Leases

The Company recognizes right-of-use (ROU) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2024, the Company had one long-term operating lease. As of September 30, 2024, the Company had one long-term operating lease.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

Warrant Instruments

The Company accounts for warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

As of December 31, 2024 and September 30, 2024, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 8). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of December 31, 2024. No impairment was recorded during the three month period ended December 31, 2024. The investments were recognized as other assets on the Company’s consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the condensed unaudited consolidated statements of operations. Advertising costs expensed were $93,501 and $173,800, respectively, for the three months ended December 31, 2024, and 2023.

Legal Contingencies

The Company is presently involved in two stockholder-initiated legal proceedings. Given the relatively early pleading stage of these proceedings, the Company cannot reasonably estimate the amount of any potential financial loss or cost that could result from these legal proceedings. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely-than-not” that deferred tax assets will not be realized. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s net deferred tax assets consist primarily of assets related to net operating losses. The Company’s net operating losses and credits have an indefinite life for federal net operating losses (“NOLs”) generated through December 31, 2024. At December 31, 2024 and September 30, 2024, the Company recorded a full valuation allowance on its deferred tax assets in the amount of approximately $6,329,000 and $5,675,000, respectively. The effective tax rate was 0.0% for the three months ended December 31, 2024 and 2023. The Company’s effective tax rate for the three months ended December 31, 2024 and 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against its net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At December 31, 2024 and September 30, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding plus the effect of dilutive potential shares of Common Stock outstanding during the period. During the periods when there is a net loss, potentially dilutive shares of Common Stock are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. During the three months ended December 31, 2024 and 2023, there were no dilutive shares issued or outstanding.

Operating Segments

For the three months ended December 31, 2024 and 2023, the Company was managed as a single operating segment in accordance with the provisions in the Financial Accounting Standards Board (“FASB”) guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chairman and President is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates issued by the FASB. In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on our current unaudited condensed consolidated financial statements.

3. OTHER INCOME

During the three months ended December 31, 2024, the Company earned interest income of $789,381 on its cash held at a financial institution and earned $21,000 from a lease agreement (Note 8). During the three months ended December 31, 2023, the Company earned interest income of $34,967.

4. RELATED PARTIES

At December 31, 2024 and September 30, 2024, the Company had amounts due to related parties of $0 and $25,000, respectively. The amounts due at September 30, 2024 corresponded to unpaid amounts due to officers and directors for services rendered during the year ended September 30, 2024. The aggregate compensation paid, or payable, to officers and directors during the three months ended December 31, 2024 and 2023 were $283,000 and $185,000, respectively, which were included in the accompanying unaudited condensed consolidated statements of operations under general and administrative expenses.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

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

July 2024 Firm Commitment Public Offering

On July 15, 2024, the Company consummated a firm commitment underwritten follow-on public offering (the “July 2024 Follow-on Offering”) of an aggregate of 900,000 units, consisting of an aggregate of 900,000 shares of Common Stock and 900,000 warrants to purchase up to 450,000 shares of Common Stock (the “July 2024 Follow-on Warrants”) based on an offering price of $20.00 per unit (the “July 2024 Follow-on Offering Price”), generating gross proceeds of $18 million, and net proceeds (after deducting discounts and offering expenses) of approximately $16.1 million. In connection with the July 2024 Follow-on Offering, the Company granted the lead managing underwriter an option (“July 2024 Follow-on Over-allotment Option”), exercisable for 30 days from July 15, 2024, to purchase up to an additional 135,000 shares of Common Stock (the “July 2024 Follow-on Over-allotment Shares”) and 135,000 warrants to purchase 67,500 shares of Common Stock (the “July 2024 Follow-on Over-allotment Warrants”) from the Company at the July 2024 Follow-on Offering Price, less underwriting discounts and other July 2024 Follow-on Offering expenses, to cover over-allotments in the July 2024 Follow-on Offering. On July 12, 2024, the underwriter exercised the July 2024 Follow-on Over-allotment Option in full with respect to the July 2024 Follow-on Over-allotment Warrants, which closed on July 15, 2024 for nominal consideration.

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

October 2024 Firm Commitment Public Offering

On October 23, 2024, the Company consummated a firm commitment underwritten follow-on public offering (the “October 2024 Follow-on Offering”) of an aggregate of 2,117,646 units, consisting of an aggregate of 2,117,646 shares of Common Stock and 2,117,646 warrants to purchase up to 1,058,823 shares of Common Stock (the “October 2024 Follow-on Warrants”) based on an offering price of $17.00 per unit (the “October 2024 Follow-on Offering Price”), generating gross proceeds of approximately $36 million, and net proceeds (after deducting discounts and offering expenses) of approximately $32.3 million. In connection with the October 2024 Follow-on Offering, the Company granted the lead managing underwriter an option (“October 2024 Follow-on Over-allotment Option”), exercisable for 30 days from October 25, 2024, to purchase up to an additional 317,646 shares of Common Stock (the “October 2024 Follow-on Over-allotment Shares”) and 317,646 warrants to purchase 158,823 shares of Common Stock (the “October 2024 Follow-on Over-allotment Warrants”) from the Company at the October 2024 Follow-on Offering Price, less underwriting discounts and other October 2024 Follow-on Offering expenses, to cover over-allotments in the October 2024 Follow-on Offering. On October 23, 2024, the underwriter partially exercised the October 2024 Follow-on Over-allotment Option for the October 2024 Follow-on Over-allotment Warrants (which option closed on October 25, 2024 for nominal consideration). On October 28, 2024, the lead underwriter exercised the October 2024 Follow-on Over-allotment Option in full with respect to the October 2024 Follow-on Over-allotment Shares, and on October 29, 2024, the closing of the purchase of the October 2024 Follow-on Over-Allotment Shares occurred, generating gross proceeds to the Company of approximately $5.4 million and net proceeds of approximately $4.9 million. In connection with the October 2024 Follow-on Offering, the Company issued such lead managing underwriter 105,882 warrants exercisable for 105,882 shares of Common Stock at an exercise price per share of $21.25 with expiry on October 29, 2029. In connection with the October 2024 Follow-on Over-allotment Option, the Company also issued such lead managing underwriter 15,882 warrants exercisable for 15,882 shares of Common Stock at an exercise price per share of $21.25 with expiry on October 29, 2029.

November 2024 Private Placement

On November 24, 2024, the Company, entered into a Securities Purchase Agreement (the “November 2024 SPA”) with three accredited institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell an aggregate of $60,000,048 of securities of the Company in a private placement (the “November 2024 Private Placement”), consisting of (i) 2,500,002 shares (“PIPE Shares”) of Common Stock of the Company and (ii) warrants to purchase up to 2,500,002 shares of Common Stock (the “PIPE Warrants”). The November 2024 Private Placement closed on November 27, 2024. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $55,122,000. The Company intends to use these net proceeds for general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. Pursuant to the November 2024 SPA, the Company issued and sold in the Private Placement the PIPE Shares and associated PIPE Warrants at a combined purchase price of $24.00 per share. The PIPE Warrants have a term of five (5) year with an exercise price of $26.00 per share and will be exercisable immediately upon issuance of the PIPE Warrants. On November 24, 2024, in connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the PIPE Shares and the shares of Common Stock issuable upon exercise of the PIPE Warrants by no later than January 15, 2025 (the date of filing, the “Filing Date”), with such registration statement to be effective within 30 days of the Filing Date (if such registration statement is not subject to review by the SEC), or within 60 days after the Filing Date (if such registration statement is subject to limited or full review by the SEC). The Company filed a registration statement covering the resale of these securities, which was declared effective on January 24, 2025. The Investors are also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the registration statement is effective. The Company is subject to customary requirements to pay liquidated damages to the Investors in the event it does not meet certain filing and effectiveness deadlines set forth in the Registration Rights Agreement in an amount equal to 1% of each Investor’s subscription amount, plus interest, as applicable, on a monthly basis until such event giving rise to the liquidated damages is cured. The Benchmark Company, LLC acted as placement agent for the Private Placement and received a cash fee equal to 6.0% of the gross proceeds received by the Company in the Private Placement, a non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the Private Placement, and reimbursement of up to $175,000 in legal expenses.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

ASC 480-10-S99-3A provides guidance on the classification and measurement of redeemable securities, which requires classification in temporary equity of securities redeemable for cash or other assets if they are redeemable under certain conditions. One of these conditions is the occurrence of an event that is not solely within the control of the issuer. This condition was applicable up to March 30, 2024, as the Subscriber could have exercised the Put Option and required the Company to redeem the Put Shares since the IPO Registration Statement was not declared effective by the SEC by December 31, 2023. This process involved a significant number of third parties and the SEC’s declaration of effectiveness was ultimately within the SEC’s control. Therefore, this contingently redeemable feature was not considered to be within the control of the Company and was classified within Mezzanine Equity on the balance sheet at December 31, 2023. On March 30, 2024, the Subscriber terminated the Put Option at the request of the Company and the amount within Mezzanine Equity was converted to Stockholders’ Equity.

Equity-Based Compensation

Issuance of Common Stock for Consulting fees

During the year ended September 30, 2024, the Company issued to two consultants an aggregate of 20,000 shares of Common Stock with an aggregate fair value of $167,800, which represents equity-based compensation and is recorded within general and administrative expenses.

Stock Based Compensation

On February 10, 2023, and on June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). There are no shares available for grant under the 2023 Stock Option Plan #1, and the maximum number of shares available under the plan may increase on an annual basis on the anniversary date of this option plan if the total number of stock options issued under the 2023 Stock Option Plans is less than 15% of the number of issued shares of Common Stock. There are 1,364,315 shares of Common Stock available for grant under the 2023 Stock Option Plan #2, and the maximum number of shares available under the plan may increase on a quarterly basis if the total number of stock options issued under the 2023 Stock Option Plans is less than 15% of the number of issued shares of Common Stock. The plans are otherwise substantially similar in their substance.

During the year ended September 30, 2024, the Company issued 125,000 fully vested stock options exercisable at $3.00 per common share with expiry on March 13, 2027. The 125,000 options were valued at $152,457 based on a Black-Scholes valuation with the following assumptions (Risk-free interest rate: 4.37%; expected life of options: 1.5 years; estimated volatility: 82.5%; dividend rate: 0%).

During the year ended September 30, 2024, the Company’s assumptions utilized in the Black-Scholes valuation were the following: (1) stock price based on recent sales of Common Stock to unrelated parties; (2) estimated the volatility of its underlying stock by using an average of the historical volatility of a group of comparable publicly traded companies; (3) expected dividend yield was calculated using historical dividend amounts; (4) risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant; (5) expected term was estimated based on the vesting and contractual term of the stock option grant.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

The weighted average grant date fair value of stock options issued during the year ended September 30, 2024 was $1.22 per share. There was no remaining stock compensation expense to be recognized at September 30, 2024 as all options vested immediately upon grant. There was no stock based compensation during the three months ended December 31, 2024.

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans is as follows:

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2023	4,007,000	$2.23	2.54	$2,004
Options granted	125,000	3.00	2.71	152
Options exercised	(593,000)	1.76	—	—
Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$2,156
Options exercised	(490,000)	$2.46	—	$—
Outstanding – December 31, 2024	3,049,000	$2.32	1.33	$2,156
Vested during the period	-	$-	-	$-
Vested at end of period	-	$-	-	$-
Exercisable at the end of period	3,049,000	$2.32	1.33	$2,156

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted average	Weighted average contractual
	Number of	exercise price	term
	shares	per share	(in years)

Outstanding – September 30, 2023	-	$-	-
Warrants issued	881,639	17.48	5.00
Warrants exercised	(63,775)	20.00	-
Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(639,033)	$13.94	-
Outstanding – December 31, 2024	3,896,477	$23.33	4.84

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT, RIGHT-OF-USE ASSET & LEASE LIABILITY

	December 31, 2024	September 30, 2024
	Land and buildings	Land and buildings
Cost
Beginning of period	$1,700,000	$-
Additions – land	-	115,000
Additions – building	-	1,585,000
End of period	1,700,000	1,700,000

Accumulated depreciation
Beginning of period	(10,393)	-
Depreciation of building	(19,976)	(10,393)
End of period	(30,369)	(10,393)

Total property, plant and equipment, net	$1,669,631	$1,689,607

Right-of-use assets
Beginning of period	1,830,124	-
Additions	-	1,926,656
Amortization	(43,918)	(96,532)
End of period	$1,786,206	$1,830,124

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s nuclear technology headquarters.

As of December 31, 2024, the Company has one long-term operating lease for its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York 10018. Lease components in the Company’s long-term operating lease are accounted for following the guidance in ASC 842 for the capitalization of long-term leases. At December 31, 2024, the lease liability is equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt. Lease activity for the periods ended December 31, 2024 and September 30, 2024, was as follows:

Balance sheet information related to the Company’s leases is presented below:

Operating leases:	December 31, 2024	September 30, 2024
Operating right-of-use asset	$1,786,206	$1,830,124
Operating lease liability, current	322,870	281,352
Operating lease liability, long-term	1,568,530	1,650,383

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

6. PROPERTY, PLANT AND EQUIPMENT, RIGHT OF USE ASSET & LEASE LIABILITY (Continued)

The following provides details of the Company’s lease expense:

	Three Months Ended December 31,
Lease cost:	2024	2023
Operating lease cost	$104,398	$—

Other information related to leases is presented below:

Cash paid for amounts included in the	Three Months Ended December 31,
measurement of lease liabilities:	2024	2023
Operating cash outflows from operating leases	$100,815	$—

December 31, 2024
Weighted-average discount rate – operating lease	13.5%
Weighted-average remaining lease term – operating lease (in years)	6.75

As of December 31, 2024, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2025	$238,596
2026	418,508
2027	428,971
2028	439,695
2029	450,688
Thereafter	855,567
Total future minimum lease payments, undiscounted	2,832,025
Less: Imputed interest for leases in excess of one year	(940,625)
Present value of future minimum lease payments	1,891,400
Less: Current portion of lease liabilities	(322,870)
Total lease liabilities less current portion	$1,568,530

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024

(Unaudited)

7. ACQUISITION OF ALIP TECHNOLOGY

On June 21, 2024, the Company acquired a novel annular linear induction pump (“ALIP”) technology used in small nuclear reactor cooling (“ALIP Acquisition”) from noted physicist, research engineer and project manager Carlos O. Maidana, PhD of Maidana Research. In connection with the transaction, Dr. Maidana has agreed to collaborate with the Company as a consultant on further development of the ALIP technology with a view towards achieving SBIR Phase III Award status.

As part of this transaction, Dr. Maidana assigned to NANO all intellectual property rights associated with the ALIP technology and product, his work on the foregoing grants and the proposal for the SBIR Phase III program. As consideration for the ALIP Acquisition, the Company (i) issued 50,000 shares of Common Stock to Dr. Maidana and (ii) paid Dr. Maidana cash consideration of $50,000. Additionally, the Company agreed to deliver to Dr. Madana an additional (iii) 50,000 shares of Common Stock and (iv) cash consideration of $50,000, contingent upon the successful completion of the SBIR Phase III project prior to June 21, 2025. The Company anticipates that the completion of the SBIR Phase III project will occur prior to June 21, 2025, and therefore has calculated the contingent consideration at the closing price of NANO’s stock on the date of acquisition. The ALIP Acquisition has been accounted for as an acquisition of in-process research and development that has been fully expensed on the acquisition date as research and development costs.

The ALIP Acquisition was recorded at its fair value as of June 21, 2024. The total purchase price was approximately $1.67 million and is comprised of:

Total
Cash (paid on closing)	$50,000
Common shares (issued on closing)	786,500
Contingent cash	50,000
Contingent common shares (fair value at closing)	786,500
Total purchase price	$1,673,000

As of June 21, 2024, the contingent cash and common shares obligation was recorded at its fair value of $836,500 based on the closing price of NANO’s stock on the date of acquisition. At December 31, 2024, the contingent cash and common shares obligation was revalued to its fair value of $1,294,750 based on the closing price of NANO’s stock on December 31, 2024, which resulted in a revaluation expense of $524,250.

8. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIS Technologies Inc. (“LIST”) (which is a related party through certain common ownership and management), as part of its $11.88 million seed funding round. This additional capital into LIST is anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

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

9. ASSET ACQUISITION

On December 18, 2024, the Company entered into an asset purchase agreement (as amended, the “USNC Agreement”) with Ultra Safe Nuclear Corporation and certain of its subsidiaries (collectively, “USNC”) to acquire select nuclear energy technology assets (collectively, “USNC Assets”), on an as-is, where-is basis, including USNC’s micro modular nuclear reactor business marketed as a MMR® Energy System, which the Company plans to market as “KRONOS MMRTM” (“MMR Business”), and transportable fission power system technology business marketed as a Pylon Transportable Reactor Platform, which we plan to market as “LOKI MMRTM” (“Pylon Business”). The acquired assets included certain contracts, intellectual property rights, demonstration projects, and the equity interests of a Canadian entity, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction process (“Auction”) conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to the Company. As of December 31, 2024, the Company had provided a deposit of $3.56 million to be applied towards the total purchase price of $8.5 million.

10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2024, through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as stated as follows:

On January 10, 2025, the Company closed the purchase of the USNC Assets (see Note 9).

Between January 1, 2025 and the date that the unaudited condensed consolidated financial statements were issued, 178,136 warrants were exercised to purchase 89,067 Common Stock at an exercise price of $20.00 per share generating gross proceeds of approximately $1,781,000, 407,044 warrants were exercised to purchase 203,521 Common Stock at an exercise price of $17.00 per share generating gross proceeds of approximately $3,460,000, 10,000 stock options were exercised to purchase 10,000 common shares at an exercise price of $1.50 per share generating proceeds of approximately $15,000, 6,000 stock options were exercised to purchase 6,000 common shares at an exercise price of $3.00 per share generating proceeds of approximately $18,000, and 63,000 underwriter’s warrants were exercised on a cashless basis to purchase 18,969 common shares.

In January 2025, the Company entered a lease for space to be used as a demonstration facility in Westchester County, New York for $17,000 per month with the lease term ending on December 31, 2030. The Company can terminate this lease by providing seven months’ prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2024 has been derived from our audited consolidated financial statements. Data as of and for the three months ended December 31, 2024 and 2023 has been derived from our unaudited condensed consolidated financial statements appearing in this Report. This following discussion contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Report.

All references to “we,” “us,” “our” and the “Company” refer to NANO Nuclear Energy Inc., a Nevada corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

We are an emerging, pre-revenue nuclear energy company, developing smaller, cheaper, and safer advanced portable clean energy solutions, utilizing proprietary reactor designs, intellectual property, and research methods, to contribute towards a sustainable future. Led by a world class scientific and management team, our business plan involves a comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing cutting edge advanced nuclear microreactors. Our dedication extends further, encompassing both commercial nuclear fuel transportation, the fuel supply chain, technology development, and consulting services.

Currently, we are in the pre-revenue stage and are principally focused on four business lines as part of our development strategy:

●	Micro Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, in particular (i) ZEUS, a portable solid core battery reactor, (ii) ODIN, a portable low-pressure coolant reactor, (iii) the fixed installation KRONOS MMR™ Energy System and (iv) the space focused, portable LOKI MMR™ Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch one of these products by 2030-2031.

Our ZEUS and ODIN microreactors have moved from the design stages to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of our modelled reactors and to optimize the dimensions and composition of the systems. We have conducted and completed external design audits on both the ZEUS and ODIN reactor designs to provide external validation and assistance to our designs. The design audits for the reactors were conducted and completed by the Idaho National Laboratory (INL). We are currently identifying sites for our prototype reactor for the purpose of conducting physical test work using nuclear material for both microreactors. We have communicated with the U.S. Nuclear Regulatory Commission (“NRC”) and Department of Energy (“DOE”), informing them of the status of our microreactor designs and the estimated internal timelines for our microreactor developments, with an understanding that definite timelines will be provided once available, to allow the NRC to arrange the necessary personnel to oversee the microreactor licensing process. We increased the size of the technical teams during 2024 to expedite the development of the reactor systems, as well as recruiting former NRC personnel to oversee our regulatory licensing processes, and to engage directly with the NRC to facilitate the commercialization planning.

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

Furthermore, in December 2024, we announced our execution of a memorandum of understanding with the Idaho Operations Office of the DOE setting forth a framework for the potential collaboration between our company and the DOE to evaluate constructing a demonstration reactor on a land package near INL. Through this memorandum, we will work with the DOE and Battelle Energy Alliance, LLC, the current operator of INL (“BEA”), to progress the development, siting, and eventual testing of our innovative microreactor designs. We will continue to weigh the DOE site against all potential siting options to ensure the most appropriate reactor site is located for our prototype.

On January 10, 2025, we closed the asset acquisition of the KRONOS MMR™ Energy System and the LOKI MMR™ from Ultra Safe Nuclear Corporation (“USNC”). These assets include certain contracts, intellectual property rights, prior demonstration projects, and pursuant to an arrangement with an affiliated entity described below, the equity interests of a Canadian entity, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to us.

The newly acquired technologies target new markets beyond those targeted by the ZEUS and ODIN reactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ Energy System reactor will target larger population centers, industrial heat for larger industries, data and artificial intelligence centers for the tech industry, and LOKI MMR™ will target extra-terrestrial applications. The diversity of products positions us to capitalize on growing financial investment and societal momentum driving advanced nuclear energy technologies on a global scale across multiple different areas. We will leverage our world-class technical team to analyze and optimize these technologies, key components, and intellectual property, before integrating them into its operational frameworks and ongoing innovation efforts. We also intend to build upon and strengthen the extensive industry relationships that USNC established during its operations.

The acquired assets specifically included five contracts with third-party collaborators, 38 issued, pending or published patents, including six issued and four pending or published U.S. utility patents and three issued and four pending Canadian utility patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired businesses, rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and the business records of the acquired businesses and related confidentiality rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada.

The acquired assets also included certain Canadian assets (the “Canadian Assets”), including three contracts with Canadian authorities, the equity interests of a Canadian partnership and rights related to a demonstration project related to the KRONOS MMR™ Energy System in Canada, the transfer of which need the consent of certain Canadian governmental entities (the “Canadian Consents”), with an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents are not received within 90 days after the closing, we shall have the right to terminate the acquisition of the Canadian Assets and receive the return of $250,000 held in escrow.

To better facilitate the Canadian Consents and to continue diligence of the Canadian partnership and other Canadian Assets, our disinterested directors unanimously approved the assignment of our rights to the Canadian Assets to Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and certain Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). In exchange, on January 10, 2025, we entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which we received an option back from Mr. Yu and Yu Entities to acquire for nominal consideration, for a period of five years after the receipt by the Yu Entities of the Canadian Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian partnership, the other Canadian Assets or the material assets and business of the Canadian partnership.

In January 2025, we entered into a lease for a facility in Westchester County, New York where we plan to establish a purpose-built demonstration facility to be used to demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. We have committed several million dollars to retrofit this facility, which we anticipated becoming operational in the spring of 2025. The facility will also support ongoing work on our SBIR Phase III project for its Annular Linear Induction Pump (ALIP) technology.

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

●	Fuel Transportation Business. Our transportation business will build on existing work completed at INL, Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation system. This license grants us, as the licensee, exclusive rights for the use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We believe this technology is the most advanced concept in the United States for moving HALEU in commercial quantities. We are currently conducting work to modify the design to accommodate a variety of different fuel forms, so we are positioned to move fuel for both of our reactors and to enable us to provide transportation services to any nuclear company looking to move commercial quantities of fuel. In September 2024, we signed an agreement with GNS Gesellschaft für Nuklear-Service mbH (“GNS”) to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We intend to obtain NRC certification for our high-capacity HALEU transportation system to move commercial quantities of HALEU fuel around North America and internationally. If developed and commercialized, we believe this product will serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We hope to put our fuel transportation business into operation by 2028. We have also brought on two former United Parcel Service (UPS) executives, one of which works for our fuel transportation subsidiary, with the other sitting on our Executive Advisory Board, to assist in growing the transportation business around our technology.

●	Nuclear Consultation Services. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. This includes, in coordination with the Cambridge Nuclear Energy Centre, the development of education resources. This business opportunity represents our nearest term revenue generating opportunity. Our goal is to start providing nuclear service support and consultation services for the nuclear energy industry in 2025, both domestically and internationally. As part of our efforts domestically, following our collaboration with Digihost Technology Inc. (“Digihost”) in December 2024, we expect to provide consulting services to Digihost beginning in the first quarter of 2025. These services will support the planning and execution of the Digihost project and will encompass regulatory advice, site assessment, roadmap development, and stakeholder engagement. In addition to these rendered services, we are examining strategic acquisitions to expand our business and consultancy services. We have commenced several material discussions with potential targets for such acquisitions, but as of the date of this Report we have not entered into any definitive agreements for such acquisitions. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services.

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

Overview of Operational Plan and Estimated Timelines for Corporate Achievements

Over the next twelve months, we will continue to progress the development of our advanced microreactors and our vertically integrated fuel processing business, with estimated expenditures to be approximately $40 million. This allocation comprises approximately $25 million dedicated to the research, development, and physical test work of our microreactors and other technologies, such as our fuel transportation system. A further allocation of approximately $10 million will be allocated to the development of our planned HALEU fuel processing facilities alongside LIST, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $5 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We may also utilize our cash resources raised in 2024 for acquisitions of complementary businesses or assets.

We estimate that our microreactor demonstration work for ODIN and ZEUS will be conducted between 2025 and 2027, our microreactor licensing application will be processed between 2026 and 2029, and our microreactors will be launched between 2030 and 2031. Given that we only recently acquired the KRONOS MMR and LOKI MMR systems, we are in the process of assessing and developing demonstration, licensing and commercial launch timelines for these assets. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2025, both domestically and internationally. Notwithstanding the foregoing, there is no assurance that we can meet successfully the above-mentioned timelines. We are examining strategic acquisitions to expand our business and consultancy services. We have commenced several material discussions with potential targets for such acquisitions, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions.

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

As of the date of this Report, we have not generated any revenues. We have incurred accumulated net losses of $20,547,143 since inception through December 31, 2024.

Factors and Trends Affecting Our Business and Results of Operations

Our Ability to Develop Our Microreactors

In 2022, we began designing our two next-generation advanced nuclear microreactors, ZEUS and ODIN. ZEUS, is a solid core battery reactor, and ODIN, is a low-pressure salt coolant reactor. We aim to complete the design and concept evaluation for these reactors in under a two-year timeframe, progress through demonstration and physical test work, and initiate the licensing, certification, and development processes required to build a licensed prototype. Our goal is to commercially launch one of these microreactors between 2030 and 2031. The success of this endeavor will be dependent on our ability to effectively utilize our relationship with the national laboratories and DOE to advance our microreactor designs through demonstration work and take advantage of the large capabilities offered by the existing national nuclear sites. We have conducted and completed a design audit on the ODIN reactor to provide assistance with design considerations. Additionally, the design audit for the ZEUS reactor was conducted and completed by INL in February 2024. The report was finalized and issued by INL, summarizing their findings for us to facilitate the development of the reactor. The technical reactor audit provides an external and neutral perspective to assist the advancement of the concepts and to validate the microreactors’ direction and technology.

With respect to the KRONOS MMR™ Energy System and the LOKI MMR™, given that we only recently acquired these assets, we are in the process of assessing and developing demonstration, licensing and commercial launch timelines for these assets. However, we believe the designs for these systems are fairly advanced, and our plan for 2025 is to leverage the efforts of USNC to date and develop more definitive schedules for these systems as we also work to integrate them and associated patents into our overall microreactor programs.

Development of Fuel Processing Business

We believe, based on our market research, that no small modular reactor (“SMR”) and microreactor company is currently developing an integrated non-TRISO CAT II fuel supply chain to produce fuel for their reactors. Our strategy to create the fuel for our own reactors will also position us to supply fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. A CAT III facility allows for the processing and handling of U235 up to 10% U235 enrichment, there are currently three groups in the U.S. authorized to operate a CAT III facility. A CAT II facility allows for the processing and handling of U235 up to 20% U235 enrichment. We believe, based on our market research, that we are progressing towards being the only non-TRISO CAT II facility operator in the country, giving our business an enormous competitive advantage for both reactor development and establishing multiple sources of future revenue to de-risk our company. Currently, we believe, based on our market research, that no SMR or microreactor has any sales revenue, inhibiting the ability for any reactor company to progress, we are building a different and more robust business model.

Development of Fuel Transportation Business

As we have developed our business, capability deficiencies in the U.S. nuclear industry that would affect the future operation of all SMR and microreactor companies became apparent, such as there exists no method of transporting commercial quantities of HALEU across North America. Our proactive approach to mitigate future impediments to our operations culminated in locating research and technology developed by INL, PNNL and ORNL, that had not been advanced because of budget constraints. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation package able to move the most commonly utilized fuel types. The license grants us, as the licensee, exclusive rights for the use and development of certain transportation technology. If developed and commercialized, we believe this product would be one of the few of its kind in North America and would serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel.

We plan to establish a transportation business focused on the movement of both LEU and HALEU. Currently we are developing a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of HALEU fuel around North America and beyond.

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

Technology Acquisitions and Collaborations

During 2024, we have made announcements regarding our acquisition of a complementary nuclear pump technology (the ALIP technology) as well as non-binding memoranda of understanding with third party collaborators to explore the use of our microreactors in remote artificial intelligence data centers and the use of artificial intelligence in modernizing the nuclear regulatory and licensing process. We expect that a material aspect of our business will involve continuing to develop, identify or seek to collaborate on, or acquire novel and beneficial technology for our company. Our inability to growth our company through such acquisition or collaborations could have a material adverse effect on our business.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Comparison of the Three Months Ended December 31, 2024, and the Three Months Ended December 31, 2023

Revenue

We have not generated any revenue from our inception through December 31, 2024.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $384,907, or 74%, to $904,923 for the three months ended December 31, 2024, compared to $520,016 for the comparative period ended December 31, 2023, primarily due to our increased research and development of our microreactors during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors as well as the costs to acquire technology and other assets from third parties.

General and Administrative Expense

Our general and administrative expenses consist of compensation costs for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting services, advertising costs, and insurance costs.

General and administrative expenses increased by $1,665,674, or 201%, to $2,494,570 for the three months ended December 31, 2024, compared to $828,896 for the comparative period ended December 31, 2023, primarily due to additional office and staff costs to support our research and development activities during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. During the three months ended December 31, 2024, general and administrative expenses primarily consisted of $0.8 million in personnel costs and $0.6 million in legal expenses. During the period ended December 31, 2023, general and administrative primarily consisted of $0.4 million in personnel costs.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $524,250 for the three months ended December 31, 2024, compared to $0 for the comparative period ended December 31, 2023, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended December 31, 2024 and 2023, the Company earned interest income of $789,381 and $34,967, respectively, on its cash held at a financial institution. Also during the three months ended December 31, 2024, the Company earned $21,000 from a lease agreement from a related party.

Liquidity and Capital Resources

We believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. Although we have negative operating cash outflows of $3,242,526 for the three months ended December 31, 2024, and $1,106,733 for the three months ended December 31, 2023, we had approximately $123.3 million in cash as of December 31, 2024 (compared to approximately $28.5 million as of September 30, 2024) and working capital of approximately $125.9 million as of December 31, 2024 (compared to approximately $27.5 million as of September 30, 2024). In addition, we received approximately $8.0 million from exercises of warrants, $1.2 million from exercises of stock options, and net proceeds of approximately $92.3 million from our October 2024 Follow-on Offering, October 2024 Follow-on Over-allotment Option, and November 2024 Private Placement.

However, the future development of our business towards ultimate commercialization of our products will require significant amounts of cash resources. Since we do not anticipate generating meaningful revenues for several years, we intend to finance our future cash requirements for capital expenditures, research and development and business development activities and general working capital through public or private equity or debt financings, third-party (including government) funding, or any combination of these approaches. If we raise additional funds through further issuances of equity or equity-linked instruments, our existing stockholders could suffer significant dilution. Moreover, no assurances can be given that we will be able to raise required funding on favorable terms, if at all, and our inability to raise additional funding when needed could have a material adverse effect on our company and results of operations and could cause our business to fail.

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $20.5 million and negative operating cash flow during the three months ended December 31, 2024 and 2023. Management expects that operating losses and negative cash flows may increase from the 2024 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete our reactor development, to successfully market our reactors and to achieve commerciality for our reactors.

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

Management is of the opinion that sufficient working capital is available to meet our company’s liabilities and commitments as they come due for at least the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. In order to achieve our company’s long-term strategy, our company expects to raise additional capital or secure other sources of financing to support its growth.

Summary Statement of Cash Flows for the Three Months Ended December 31, 2024, and the Three Months Ended December 31, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Net cash used in operating activities	$(3,242,526)	$(1,106,733)
Net cash used in investing activities	(3,560,000)	-
Net cash provided by financing activities	101,562,942	2,051,437
Net increase in cash	$94,760,416	$944,704

Cash Flows used in Operating Activities

Net cash used by operating activities for the three months ended December 31, 2024 was $3,242,526, which consisted of our net loss of $3,113,362, net of non-cash items of $63,894, and net of changes in working capital accounts of negative $193,058.

Net cash used by operating activities for the three months ended December 31, 2023 was $1,106,733, which consisted of our net loss of $1,313,945, and net of changes in working capital accounts of $207,212.

Our cash used in operating activities increased by $2,135,793 during the three months ended December 31, 2024, due to an increase in net loss and changes in working capital accounts. The significant increase in cash used in operating activities during the three months ended December 31, 2024, when compared to the three months ended December 31, 2023, was primarily due to increased research and development activities, additional office and staff costs to support our research and development activities, and additional legal expenses during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Cash Flows used in Investing Activities

Net cash used by investing activities for the three months ended December 31, 2024 was $3,560,000, representing the payment of deposits towards the acquisition of the USNC Assets that closed subsequent to December 31, 2024.

Net cash used by operating activities for the three months ended December 31, 2023 was $0.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2024 was $101,562,943, which consisted of $110,621,798 in cash received from the issuance of shares of Common Stock less $9,058,855 in offering costs.

Net cash provided by financing activities for the three months ended December 31, 2023 was $2,051,437, which consisted of cash received for stock subscriptions in advance as the consideration for the corresponding issuance of shares of Common Stock.

Commitments

We are a party to one long-term operating lease for our corporate headquarters. We have one lease commitment corresponding to our corporate headquarters as of December 31, 2024 and as of September 30, 2024. Our corporate headquarters is located at 10 Times Square, 30th Floor, New York, New York 10018, covering approximately 7,800 square feet. We lease this space for $33,605 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on July 31, 2031.

In January 2025, we entered a lease for space to be used as a demonstration facility in Westchester County, New York for $17,000 per month with the lease term ending on December 31, 2030. We can terminate this lease by providing seven months’ prior notice.

Off-Balance Sheet Arrangements

As of December 31, 2024, and September 30, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our SEC filing reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 9, 2024, a putative securities class action lawsuit was filed against us and certain of our directors and officers in the United States District Court for the Southern District of New York, captioned Yvette Yang v. Nano Nuclear Energy Inc., et al., No. 1:24-cv-06057 (S.D.N.Y.). On October 28, 2024, the court entered an order appointing Hongyu Xie as lead plaintiff. On January 6, 2025, lead plaintiff filed an amended complaint, naming as defendants the Company, Jay Yu, James Walker, and Jaisun Garcha. The amended complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of persons who purchased or otherwise acquired our securities from May 8, 2024 through July 30, 2024. The claims in the amended complaint relate to statements made by us and/or our directors or officers concerning the Company’s business and prospects, including our progress toward development of nuclear microreactors and fuel fabrication facilities. We intend to file a motion to dismiss the amended complaint on or before February 21, 2025. We dispute the allegations in the amended complaint and intends to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from the lawsuit.

In addition, on August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. On December 20, 2024, plaintiff filed an amended complaint. The amended complaint alleges claims for alleged breach of fiduciary duties, corporate waste, market manipulation, and racketeering, among others. The claims asserted in the amended complaint relate to our management, business and prospects, including, among others, our progress toward microreactor development, the qualifications of our management, and our investment in LIS Technologies Inc. On behalf of our company, the plaintiff seeks damages from the director and officer defendants and an order directing our company to take actions to reform and improve corporate governance and internal procedures. On February 4, 2025, our company filed a motion to dismiss the amended complaint pursuant to Rule 23.1 of the Nevada Rules of Civil Procedure for failure to make a demand or alleged demand futility, and our directors and officers filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(5) and 23.1 of the Nevada Rules of Civil Procedure for failure to state a claim on which relief can be granted and plaintiff’s lack of standing. The director and officer defendants deny all allegations of liability and intend to vigorously defend against all claims. Given the preliminary stage of the lawsuit and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of the case at this time.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	S-1	333-278076	3.1	March 19, 2024
3.2	Certificate of Amendment to Articles of Incorporation of the Company	S-1	333-278076	3.2	March 19, 2024
3.3	Amended and Restated Bylaws of the Company	S-1	333-278076	3.3	March 19, 2024
4.1	Underwriter’s Warrant, dated May 10, 2024	8-K	001-42044	4.1	May 13, 2024
4.2	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.2	July 15, 2024
4.3	Underwriter’s Warrant, dated July 15, 2024	8-K	001-42044	4.3	July 15, 2024
4.4	Underwriter’s Warrant, dated October 25, 2024	8-K	001-42044	4.2	October 25, 2024
4.5	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.1	October 25, 2024
4.6	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors	8-K	001-42044	4.1	November 27, 2024
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: February 13, 2025	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2025	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

