Form 10-Q
period 2025-03-31
Nano Nuclear Energy Inc.
filed 2025-05-15
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 37,501,273 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended March 31, 2025

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and September 30, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Six Months Ended March 31, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2025 and 2024	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures	31

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed micro nuclear reactors or other products, technologies or services we are developing.

●	Our ability to develop a domestic Low Enriched Uranium (LEU) and High-Assay Low-Enriched Uranium (HALEU) fuel supply chain to supply the next generation of advanced nuclear reactors and our own systems.

●	Our ability to produce a regulatorily licensed, high-capacity HALEU transportation package, capable of moving commercial quantities of HALEU fuel.

●	Our ability to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	Assumptions relating to the size of the market for our micro nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as an early-stage pre-revenue company in a rapidly evolving and complex industry with a business model that still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included in this Report including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as such statements may be updated from time to time in our other filings with the SEC.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$118,550,451	$28,507,257
Prepaid expenses	672,222	833,947
Deposits, current	250,000	-
Total current assets	119,472,673	29,341,204
Deposits, non-current	269,235	235,235
Property, plant and equipment, net	5,275,936	1,689,607
Right-of-use assets	2,722,859	1,830,124
Long-term investments, related party	2,000,000	2,000,000
In-process research and development	9,075,045	-
Total assets	$138,815,748	$35,096,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,535,498	$761,479
Due to related parties	30,000	25,000
Lease liabilities, current	454,295	281,352
Contingent consideration	1,373,000	770,500
Total current liabilities	4,392,793	1,838,331
Lease liabilities, non-current	2,396,465	1,650,383
Total liabilities	6,789,258	3,488,714

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of March 31, 2025 and September 30, 2024; none issued and outstanding as of March 31, 2025 and September 30, 2024	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of March 31, 2025 and September 30, 2024; 37,264,931 and 30,715,663 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	3,727	3,072
Additional paid-in capital	173,878,627	49,038,165
Accumulated deficit	(41,855,864)	(17,433,781)
Total stockholders’ equity	132,026,490	31,607,456
Total liabilities and stockholders’ equity	$138,815,748	$35,096,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Operating expenses
General and administrative	$15,697,178	$1,423,309	$18,191,748	$2,252,205
Research and development	6,712,543	290,539	7,617,466	810,555
Change in fair value of contingent consideration	78,250	-	602,500	-
Loss from operations	22,487,971	1,713,848	26,411,714	3,062,760

Other income	1,179,250	36,220	1,989,631	71,187
Net loss	$(21,308,721)	$(1,677,628)	$(24,422,083)	$(2,991,573)

Net loss per share of common stock:
Basic	$(0.57)	$(0.07)	$(0.69)	$(0.13)
Diluted	$(0.57)	$(0.07)	$(0.69)	$(0.13)

Weighted-average shares of common stock outstanding:
Basic	37,074,514	23,861,244	35,502,417	23,521,208
Diluted	37,074,514	23,861,244	35,502,417	23,521,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2025

	Common		Additional paid-in	Accumulated	Total stockholders’
	shares	Amount	capital	deficit	equity
Balance as of December 31, 2024	36,742,099	$3,675	$150,600,504	$(20,547,143)	$130,057,036

Exercise of warrants	374,832	37	6,373,085	-	6,373,122
Exercise of stock options	148,000	15	428,985	-	429,000
Equity-based compensation	-	-	16,476,053	-	16,476,053
Net loss	-	-	-	(21,308,721)	(21,308,721)
Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

For the Six Months Ended March 31, 2025

	Common		Additional paid-in	Accumulated	Total stockholders’
	shares	Amount	capital	deficit	equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

Common stock issuances	4,935,294	494	101,399,518	-	101,400,012
Offering costs	-	-	(9,058,856)	-	(9,058,856)
Exercise of warrants	975,974	97	14,387,311	-	14,387,408
Exercise of stock options	638,000	64	1,636,436	-	1,636,500
Equity-based compensation	-	-	16,476,053	-	16,476,053
Net loss	-	-	-	(24,422,083)	(24,422,083)
Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

For the Three Months Ended March 31, 2024

	Mezzanine Equity		Permanent Equity
	Shares	Amount	Shares	Amount	Stock subscriptions	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of December 31, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$2,106,437	$9,288,553	$(8,596,170)	$2,801,139

Common stock issuances	-	-	822,144	82	(2,106,437)	2,466,355	-	360,000
Mezzanine equity conversion	(2,000,000)	(5,000,000)	2,000,000	200	-	4,999,800	-	5,000,000
Equity-based compensation	-	-	-	-	-	152,457	-	152,457
Net loss	-	-	-	-	-	-	(1,677,628)	(1,677,628)
Balance as of March 31, 2024	-	$-	26,007,013	$2,601	$-	$16,907,165	$(10,273,798)	$6,635,968

For the Six Months Ended March 31, 2024

	Mezzanine Equity		Permanent Equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance as of September 30, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$9,288,553	$(7,282,225)	$2,008,647
Common stock issuances	-	-	822,144	82	2,466,355	-	2,466,437
Mezzanine equity conversion	(2,000,000)	(5,000,000)	2,000,000	200	4,999,800	-	5,000,000
Equity-based compensation	-	-	-	-	152,457	-	152,457
Net loss	-	-	-	-	-	(2,991,573)	(2,991,573)
Balance as of March 31, 2024	-	$-	26,007,013	$2,601	$16,907,165	$(10,273,798)	$6,635,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31, 2025	For the Six Months Ended March 31, 2024

OPERATING ACTIVITIES
Net loss	$(24,422,083)	$(2,991,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	16,476,053	152,457
Amortization of right-of-use assets	133,614	11,878
Depreciation	39,517	-
Changes in fair value of contingent liability	602,500	-
Change in assets and liabilities:
Prepaid expenses	161,725	(429,120)
Deposits	(284,000)	(235,235)
Accounts payable and accrued liabilities	1,774,018	109,503
Due to related parties	5,000	(10,000)
Lease liabilities	(107,323)	(17,114)
Net cash used in operating activities	(5,620,979)	(3,409,204)

INVESTING ACTIVITIES
In-process research and development	(9,075,045)	-
Additions to property, plant and equipment	(3,625,846)	-
Net cash used in investing activities	(12,700,891)	-

FINANCING ACTIVITIES
Proceeds from common stock issuances	101,400,012	-
Offering costs	(9,058,856)	-
Proceeds from exercise of warrants	14,387,408	-
Proceeds from exercise of stock options	1,636,500	-
Proceeds from stock subscriptions	-	2,466,437
Payment of deferred offering costs	-	(55,000)
Net cash provided by financing activities	108,365,064	2,411,437

Net increase (decrease) in cash and cash equivalents	90,043,194	(997,767)
Cash and cash equivalents, beginning of period	28,507,257	6,952,795
Cash and cash equivalents, end of period	$118,550,451	$5,955,028

Non-cash transactions:
Conversion from Mezzanine Equity to Stockholders’ Equity	$-	$(5,000,000)
Inception of Right-of-Use Asset / Liability	$1,026,348	$1,926,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

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

The Company’s on-demand capable, advanced nuclear microreactors currently in development are (i) ZEUS, a portable modular solid core battery reactor, (ii) ODIN, a portable modular low-pressure coolant reactor, (iii) the fixed installation KRONOS MMR™ Energy System and (iv) the space focused, portable LOKI MMR™. The Company envisions readily replaceable microreactors which it can provide to customers in several sectors, including data centers, artificial intelligence computer and quantum computing; crypto mining; military applications; disaster relief; transportation (including shipping); mining projects; water desalination and green hydrogen plants; remote habitation, and space exploration. The KRONOS and LOKI designs and related intellectual property and other assets were acquired on January 10, 2025 (see Note 9 for further information).

Through its subsidiary, HALEU Energy Fuel Inc., the Company is also developing a domestic High-Assay Low-Enriched Uranium (“HALEU”) fuel processing strategy, involving the development of facilities, to provide the Company with the capability to manufacture a fuel for the broader advanced nuclear reactor industry, as well as for the Company’s microreactors. Further, through its subsidiary, Advanced Fuel Transportation Inc., the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel around North America. The Company is also examining strategic acquisitions within the nuclear transportation industry to provide the Company with the in-house capability to move its own materials and reactors. Through its subsidiary, Nano Nuclear Space Inc., the Company is seeking to explore the potential commercial applications of developing micronuclear reactor technology in space. The Company also plans to offer nuclear service support and consultation services.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Uranium Inc., HALEU Energy Fuel Inc., Advanced Fuel Transportation Inc., Nano Nuclear Space Inc., KRONOS MMR Inc., and LOKI MMR Inc. Each of such subsidiaries is a Nevada corporation.

As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of the Company.

Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2025, the Company had working capital of $115,079,880 and accumulated deficit of $41,855,864. For the six months ended March 31, 2025, the Company had net loss of $24,422,083, and negative cash flows from operations of $5,620,979. At September 30, 2024, the Company had working capital of $27,502,873 and accumulated deficit of $17,433,781. For the year ended September 30, 2024, the Company had net loss of $10,151,556, and negative cash flows from operations of $8,464,146. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they come due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the six month period ended March 31, 2025, the Company received approximately $14.4 million from exercises of warrants, $1.6 million from exercises of stock options, and net proceeds of approximately $92.3 million from the Company’s registered follow-on offering in October 2024, and its November 2024 private placement offering (see Note 5). In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth. The Company expects to file a “universal shelf” registration statement when eligible to provide it with more ready access to financing from the capital markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update, respectively, established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They included all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, and its results of operations for the three and six months ended March 31, 2025 and 2024 and cash flows for the six months ended March 31, 2025 and 2024. The results for the three and six months ended March 31, 2025 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2024 has been derived from the Company’s audited consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, equity-based compensation and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as amounts reported on the condensed consolidated statements of operations during the periods presented. Actual results could differ from those estimates.

Fair Value Measurement

The Company measures certain financial assets and liabilities at fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy, which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at March 31, 2025 and September 30, 2024. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Leases

The Company recognizes right-of-use (ROU) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2025, the Company had two long-term operating leases. As of September 30, 2024, the Company had one long-term operating lease.

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

As of March 31, 2025

(Unaudited)

Warrant Instruments

The Company accounts for warrants issued in connection with the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Investments in Equity – Related Party

The Company accounts for investments in equity that are within the scope of ASC 321-10, “Investments - Equity Securities” (“ASC 321-10”), as either (1) investments with a readily determinable fair value, which are recorded at fair value or (2) investments without a readily determinable fair value, which are recorded at cost less any impairment. Equity investments that are initially concluded to not have a readily determinable fair value are reassessed at each reporting period. If the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it measures the equity security at fair value as of the date that the observable transaction occurred using valuation techniques that are permitted under ASC 820, “Fair Value Measurement”.

As of March 31, 2025 and September 30, 2024, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 8). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of March 31, 2025. No impairment was recorded during the three and six months ended March 31, 2025. The investments were recognized as “Long-term investments, related party” on the Company’s unaudited condensed consolidated balance sheets.

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

Equity-Based Compensation

Equity-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the award vests. Equity-based compensation is recorded as either a general and administrative expense or a research and development expense in the unaudited condensed consolidated statements of operations.

Research and Development

Research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools, as well as the costs to acquire technology and other assets from third parties. All research and development costs related to product development are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the unaudited condensed consolidated statements of operations. Advertising costs expensed were approximately $136,000 and $230,000 for the three and six months ended March 31, 2025, respectively, and approximately $435,000 and $609,000 for the three and six months ended March 31, 2024, respectively.

Legal Contingencies

The Company is presently involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed at the trial court level in April 2025 but remains subject to appeal. The other proceeding is currently subject to a motion to dismiss. Given the status of these legal proceedings, the Company cannot reasonably estimate at March 31, 2025 the amount of any potential financial loss or cost that could result from these proceedings. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely than not” that deferred tax assets will not be realized. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s net deferred tax assets consist primarily of assets related to net operating losses. The Company’s net operating losses and credits have an indefinite life for federal net operating losses (“NOLs”) generated through March 31, 2025. At March 31, 2025 and September 30, 2024, the Company recorded a full valuation allowance on its deferred tax assets in the amount of approximately $10,699,000 and $5,675,000, respectively. The effective tax rate was 0.0% for the three and six months ended March 31, 2025 and 2024. The Company’s effective tax rate for the three and six months ended March 31, 2025 and 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against its net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its condensed consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more- likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At March 31, 2025 and September 30, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding plus the effect of dilutive potential shares of Common Stock outstanding during the period. During the periods when there is a net loss, potentially dilutive shares of Common Stock are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. During the three and six months ended March 31, 2025 and 2024, there were no dilutive shares issued or outstanding.

Operating Segments

For the three and six months ended March 31, 2025 and 2024, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chairman and President is the Chief Operating Decision Maker, as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the Company’s current unaudited condensed consolidated financial statements.

3. OTHER INCOME

During the three and six months ended March 31, 2025, the Company earned interest income of $1,158,251 and $1,947,631, respectively, on its cash held at a financial institution and earned $21,000 and $42,000, respectively, from a lease agreement with a related party (see Note 8). During the three and six months ended March 31, 2024, the Company earned interest income of $36,220 and $71,187, respectively, on its cash held at a financial institution.

4. RELATED PARTIES

At March 31, 2025 and September 30, 2024, the Company had amounts due to related parties of $30,000 and $25,000, respectively. The amounts due at March 31, 2025 and September 30, 2024 corresponded to unpaid amounts due to officers and directors for services rendered during the six months ended March 31, 2025 and during the year ended September 30, 2024. The aggregate compensation paid, or payable, to officers and directors during the three months ended March 31, 2025 and 2024 was $320,000 and $105,000, respectively, and during the six months ended March 31, 2025 and 2024 was $603,000 and $290,000, respectively, which was included in the accompanying unaudited condensed consolidated statements of operations under general and administrative.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

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

As of March 31, 2025

(Unaudited)

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

November 2024 Private Placement

On November 24, 2024, the Company, entered into a Securities Purchase Agreement (the “November 2024 SPA”) with three accredited institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell an aggregate of $60,000,048 of securities of the Company in a private placement (the “November 2024 Private Placement”), consisting of (i) 2,500,002 shares (“PIPE Shares”) of Common Stock and (ii) warrants to purchase up to 2,500,002 shares of Common Stock (the “PIPE Warrants”). The November 2024 Private Placement closed on November 27, 2024. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $55,122,000. The Company intends to use these net proceeds for general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. Pursuant to the November 2024 SPA, the Company issued and sold the PIPE Shares and associated PIPE Warrants at a combined purchase price of $24.00 per share. The PIPE Warrants have a term of five (5) year with an exercise price of $26.00 per share and will be exercisable immediately upon issuance of the PIPE Warrants. On November 24, 2024, in connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the PIPE Shares and the shares of Common Stock issuable upon exercise of the PIPE Warrants by no later than January 15, 2025 (the date of filing, the “Filing Date”), with such registration statement to be effective within 30 days of the Filing Date (if such registration statement is not subject to review by the SEC), or within 60 days after the Filing Date (if such registration statement is subject to limited or full review by the SEC). The Company filed a registration statement covering the resale of these securities, which was declared effective on January 24, 2025. The Investors are also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the registration statement is effective. The Company is subject to customary requirements to pay liquidated damages to the Investors in the event it does not meet certain filing and effectiveness deadlines set forth in the Registration Rights Agreement in an amount equal to 1% of each Investor’s subscription amount, plus interest, as applicable, on a monthly basis until such event giving rise to the liquidated damages is cured. The Benchmark Company, LLC acted as placement agent for the Private Placement and received a cash fee equal to 6.0% of the gross proceeds received by the Company in the Private Placement, a non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the Private Placement, and reimbursement of up to $175,000 in legal expenses.

Mezzanine Equity

Pursuant to the terms of a subscription agreement (the “Put Right Subscription Agreement”) signed by the Company during the year ended September 30, 2023 as part of the Series A Round, a subscriber (the “Subscriber”) purchased 2,000,000 shares of Common Stock (the “Put Shares”) for $2.50 per share or $5,000,000 (the “Purchase Price”). The Put Right Subscription Agreement included a right (the “Put Right”) which entitled the Subscriber to elect to sell to the Company any part or all of the Put Shares acquired if (a) the Company’s initial public offering registration statement (“IPO Registration Statement”) was not declared effective by the SEC by December 31, 2023; or (b) the Company committed a material breach of the Agreement and either that breach was not capable of being remedied or, if capable of remedy, the Company did not remedy that breach as soon as possible and in any event within 30 business days of its receipt of a notice from the Subscriber requiring the Company to remedy that breach.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

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

Stock-Based Compensation

On February 10, 2023, and June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). There are no shares available for grant under the 2023 Stock Option Plan #1, and the maximum number of shares available under the plan may increase on an annual basis on the anniversary date of this option plan if the total number of stock options issued under the 2023 Stock Option Plans is less than 15% of the number of issued shares of Common Stock. There are 679,440 shares of Common Stock available for grant under the 2023 Stock Option Plan #2, and the maximum number of shares available under the plan may increase on a quarterly basis if the total number of stock options issued under the 2023 Stock Option Plans is less than 15% of the number of issued shares of Common Stock. The plans are otherwise substantially similar in their substance.

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

The weighted-average grant date fair value of stock options issued during the year ended September 30, 2024 was $1.22 per share. There was no remaining stock compensation expense to be recognized at September 30, 2024 as all options vested immediately upon grant.

On March 6, 2025, the Company issued 338,000 stock options exercisable at $26.97 per common share with expiry on March 6, 2035, with approximately one-sixth of these options to be vested annually from 2026 to 2031 on March 6. On March 13, 2025, the Company issued 765,000 fully vested stock options exercisable at $28.32 per common share with expiry on March 13, 2035, 55,000 fully vested stock options exercisable at $28.32 per common share with expiry on March 13, 2030, and 5,300 stock options exercisable at $28.32 with expiry on March 13, 2030, to be fully vested on March 1, 2026. The aggregate of 1,163,300 options issued in March 2025, were valued at $23,307,209 based on a Black-Scholes valuation with the following assumptions (Risk-free interest rate: 3.93% - 4.12%; expected life of options: 2.5 - 6 years; estimated volatility: 87% - 110%; dividend rate: 0%).

During the six months ended March 31, 2025, the Company’s assumptions utilized in the Black-Scholes valuation were the following: (1) fair market value of stock price on date of grant; (2) the volatility of its underlying stock; (3) estimated the volatility of its underlying stock by using an average of the historical volatility of a group of comparable publicly traded companies; (4) expected dividend yield was calculated using historical dividend amounts; (5) risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant; (6) expected term was estimated based on the vesting and contractual term of the stock option grant.

The weighted-average grant date fair value of stock options issued during the six months ended March 31, 2025 was $20.04 per share. There is $6,734,388 of remaining stock compensation expense to be recognized at March 31, 2025 corresponding to future vesting dates which will occur annually in March from 2026 to 2031.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2023	4,007,000	$2.23	2.54	$2,004
Options granted	125,000	3.00	2.71	152
Options exercised	(593,000)	1.76	—	—
Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$2,156
Options granted	1,163,300	27.93	8.52	23,307
Options exercised	(638,000)	$2.15	—	$—
Outstanding – March 31, 2025	4,064,300	$9.63	3.55	$25,463
Vested during the period	-	$-	-	$-
Vested at end of period	-	$-	-	$-
Exercisable at the end of period	3,721,000	$7.35	2.71	$18,554

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average contractual
	Number of	exercise price	term
	shares	per share	(in years)

Outstanding – September 30, 2023	-	$-	-
Warrants issued	881,639	17.48	5.00
Warrants exercised	(63,775)	20.00	-
Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,057,900)	$16.95	-
Outstanding – March 31, 2025	3,477,612	$23.86	4.62

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT, RIGHT-OF-USE ASSETS & LEASE LIABILITIES

	March 31, 2025	September 30, 2024
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of period	$1,700,000	$-
Additions – land	-	115,000
Additions – building	562,846	1,585,000
Additions – leasehold improvements	3,063,000	-
End of period	5,325,846	1,700,000

Accumulated depreciation
Beginning of period	(10,393)	-
Depreciation of building	(39,517)	(10,393)
End of period	(49,910)	(10,393)

Total property, plant and equipment, net	$5,275,936	$1,689,607

Right-of-use assets
Beginning of period	$1,830,124	$-
Additions	1,026,349	1,926,656
Amortization	(133,614)	(96,532)
End of period	$2,722,859	$1,830,124

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s nuclear technology headquarters.

As of March 31, 2025, the Company had two long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. Lease components in the Company’s long-term operating leases are accounted for following the guidance in ASC 842 for the capitalization of long-term leases. At March 31, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt. Lease activity for the periods ended March 31, 2025 and September 30, 2024, was as follows:

Balance sheet information related to the Company’s leases is presented below:

Operating leases:	March 31, 2025	September 30, 2024
Operating right-of-use assets	$2,722,859	$1,830,124
Operating lease liabilities, current	454,295	281,352
Operating lease liabilities, long term	2,396,465	1,650,383

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT, RIGHT OF USE ASSETS & LEASE LIABILITIES (Continued)

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease cost:	2025	2024	2025	2024
Operating lease cost	$174,523	$28,369	$278,921	$28,369

Other information related to leases is presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024	2025	2024
Operating cash outflows from operating leases	$160,762	$33,605	$261,577	$33,605

March 31, 2025
Weighted-average discount rate – operating lease	11.6%
Weighted-average remaining lease term – operating lease (in years)	6.13

As of March 31, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2025	$239,781
2026	626,333
2027	641,992
2028	658,041
2029	674,493
Thereafter	1,142,669
Total future minimum lease payments, undiscounted	3,983,309
Less: Imputed interest for leases in excess of one year	(1,132,549)
Present value of future minimum lease payments	2,850,760
Less: Current portion of lease liabilities	(454,295)
Total lease liabilities less current portion	$2,396,465

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

7. ACQUISITION OF ALIP TECHNOLOGY

On June 21, 2024, the Company acquired a novel annular linear induction pump (“ALIP”) technology used in small nuclear reactor cooling (“ALIP Acquisition”) from noted physicist, research engineer and project manager Carlos O. Maidana, PhD of Maidana Research. In connection with the transaction, Dr. Maidana has agreed to collaborate with the Company as a consultant on further development of the ALIP technology with a view toward achieving SBIR Phase III Award status.

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

The ALIP Acquisition was recorded at its fair value as of June 21, 2024. The total purchase price was approximately $1.67 million and was comprised of the following:

Total
Cash (paid on closing)	$50,000
Common shares (issued on closing)	786,500
Contingent cash	50,000
Contingent common shares (fair value at closing)	786,500
Total purchase price	$1,673,000

As of June 21, 2024, the contingent cash and common shares obligation was recorded at its fair value of $836,500 based on the closing price of NANO’s stock on the date of acquisition. At March 31, 2025, the contingent cash and common shares obligation was revalued to its fair value of $1,373,000 based on the closing price of NANO’s stock on March 31, 2025, which resulted in a revaluation expense of $78,250 and $602,500 for the three and six months ended March 31, 2025, respectively.

8. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIST (which is a related party through certain common ownership and management), as part of its $11.88 million seed funding round. This additional capital into LIST is anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

The Company also leased approximately 7,000 square feet of dedicated space within its Oak Ridge, Tennessee, based nuclear technology facility to LIST to enable the next phase of the revitalization of its proprietary laser-based process. The Company leases this space to LIST for $7,000 per month. The lease is effective on September 2, 2024 and has a term ending on September 1, 2034.

The Company’s relationship with LIST is considered a related party transaction since certain of the Company’s executive officers and directors, including Jay Jiang Yu and Dr. Tsun Yee Law, also serve as officers and directors for LIST, and James Walker and Jaisun Garcha serve as consultants to LIST. The Company’s investment in LIST was unanimously approved by all of the Company’s disinterested independent directors.

9. USNC ASSET ACQUISITION

On December 18, 2024, the Company entered into an asset purchase agreement (as amended, the “USNC Agreement”) with Ultra Safe Nuclear Corporation and certain of its subsidiaries (collectively, “USNC”) to acquire select nuclear energy technology assets (the “USNC Assets”) on an as-is, where-is basis, including USNC’s micro modular nuclear reactor business marketed as a MMR® Energy System, which the Company plans to market as “KRONOS MMRTM” (“KRONOS Business”), and transportable fission power system technology business marketed as a Pylon Transportable Reactor Platform, which the Company plans to market as “LOKI MMRTM” (“LOKI Business”). The acquired assets included certain contracts, intellectual property rights, and a demonstration project, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction process (“Auction”) conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to the Company. The closing of the USNC Asset purchase (the “USNC Closing”) occurred on January 10, 2025.

The USNC Assets also included certain Canadian assets (the “Canadian Assets”), including three contracts with Canadian authorities, the equity interests of a Canadian partnership and rights related to a demonstration project related to the KRONOS Business in Canada, the transfer of which need the consent of certain Canadian governmental entities (the “Canadian Consents”), with an escrow of $250,000 deposited at the USNC Closing securing the Canadian Consents. If the Canadian Consents are not received within 90 days after the USNC Closing, the Company shall have the right to terminate the acquisition of the Canadian Assets and receive the return of $250,000 held in escrow.

To better facilitate the Canadian Consents and to continue diligence of the Canadian partnership and other Canadian Assets, the Company assigned its rights to the Canadian Assets to Jay Jiang Yu, the Company’s founder, President, Secretary and Treasurer, and Chairman of the Board, and certain Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). In exchange, on January 10, 2025, the Company entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which the Company received an option back from Mr. Yu and Yu Entities to acquire for nominal consideration, for a period of five years beginning once the receipt by the Yu Entities of the Canadian Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian partnership, the other Canadian Assets or the material assets and business of the Canadian partnership.

As of March 31, 2025, the Canadian Consents have not been received, the Yu Entities have not received the Canadian Assets, the Company has not exercised the Yu Option Agreement and the $250,000 continues to remain in escrow. The Company and the Yu Entities are continuing to review the Canadian Assets to determine if they will be acquired and the Company is still in dialogue with certain Canadian governmental entities with respect to certain of the Canadian Assets as of the date of this Report.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

(Unaudited)

The total consideration paid at closing for the USNC Assets was $8.5 million in cash. The Company accounted for the transaction as an asset acquisition under ASC 805-50, “Business Combinations – Asset Acquisition”, as the acquired set of assets did not meet the definition of a business. The fair value of the identifiable assets was determined using the Historical Transaction Method under the Market Approach.

The fair value allocation of the consideration transferred is as follows:

Total
Cash consideration paid	$8,500,000
Less: Value of Canadian Assets (subject to Canadian Consents) held in escrow	(250,000)
Add: Assumed liabilities related to Designated Contracts (excluding Canadian Contracts)	825,045
Total Fair Value of Acquired IPR&D Assets	$9,075,045

The fair value was attributed to in-process research and development (“IPR&D”) assets associated with both the KRONOS Business and the LOKI Business. The acquired IPR&D assets are considered an indefinite-lived intangible asset and will not be amortized until the underlying technologies are placed into service. The Company will test the assets for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2025, through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as stated as follows:

Between April 1, 2025 and the date that the unaudited condensed consolidated financial statements were issued, 100 warrants were exercised to purchase 50 shares of Common Stock at an exercise price of $20.00 per share generating gross proceeds of approximately $1,000, 584 warrants were exercised to purchase 292 shares of Common Stock at an exercise price of $17.00 per share generating gross proceeds of approximately $4,964, 100,000 stock options were exercised to purchase 100,000 common shares at an exercise price of $1.50 per share generating proceeds of approximately $150,000, and 136,000 stock options were exercised to purchase 136,000 common shares at an exercise price of $3.00 per share generating proceeds of approximately $408,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2024 has been derived from our audited consolidated financial statements. Data as of and for the three and six months ended March 31, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing in this Report.

The following discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve significant risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Report.

All references to “we,” “us,” “our” and the “Company” refer to NANO Nuclear Energy Inc., a Nevada corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

We are an emerging, pre-revenue nuclear energy company, developing smaller, cheaper, and safer advanced portable clean energy solutions, utilizing proprietary reactor designs, intellectual property, and research methods, to contribute towards a sustainable future. Led by a world class scientific, technical and management team, our business plan involves comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing cutting edge advanced nuclear microreactors. Our dedication extends further, encompassing both commercial nuclear fuel transportation, the fuel supply chain, technology development, and nuclear energy consulting services.

Currently, we are in the pre-revenue stage and are principally focused on four business lines as part of our development strategy:

Micro Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, in particular (i) the fixed installation KRONOS MMR™ Energy System, (ii) ZEUS, a portable modular solid core battery reactor, (iii) ODIN, a portable modular low-pressure coolant reactor, (iv) the space focused, portable LOKI MMR™ . Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch one of these products in the early 2030s.

On January 10, 2025, we closed the asset acquisition of the KRONOS MMR™ Energy System and the LOKI MMR™ from Ultra Safe Nuclear Corporation (“USNC”). These assets include certain contracts, intellectual property rights, prior demonstration projects, and pursuant to an arrangement with an affiliated entity described below, the equity interests of a Canadian entity, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to us. The acquired assets purchased from USNC specifically included five contracts with third-party collaborators, 38 issued, pending or published patents, including six issued and four pending or published U.S. utility patents and three issued and four pending Canadian utility patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired businesses, rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and the business records of the acquired businesses and related confidentiality rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada. The acquired assets also included certain Canadian assets (the “Canadian Assets”), including three contracts with Canadian authorities, the equity interests of a Canadian partnership and rights related to a demonstration project related to the KRONOS MMR™ Energy System in Canada, the transfer of which need the consent of certain Canadian governmental entities (the “Canadian Consents”), with an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents are not received within 90 days after the closing, we shall have the right to terminate the acquisition of the Canadian Assets and receive the return of $250,000 held in escrow. To better facilitate the Canadian Consents and to continue diligence of the Canadian partnership and other Canadian Assets, our disinterested directors unanimously approved the assignment of our rights to the Canadian Assets to Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and certain Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). In exchange, on January 10, 2025, the Company entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which the Company received an option back from Mr. Yu and Yu Entities to acquire for nominal consideration, for a period of five years beginning once the receipt by the Yu Entities of the Canadian Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian partnership, the other Canadian Assets or the material assets and business of the Canadian partnership. As of the date of this Report, we and the Yu Entities are continuing to review the Canadian Assets to determine if they will be acquired and we are still in dialogue with certain Canadian governmental entities with respect to certain of the Canadian Assets.

The newly acquired technologies target new markets beyond those targeted by the ZEUS and ODIN reactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ Energy System reactor will target larger population centers, industrial heat for larger industries, data and artificial intelligence centers for the tech industry, and LOKI MMR™ will target extra-terrestrial applications. The diversity of products positions us to capitalize on growing financial investment and societal momentum driving advanced nuclear energy technologies on a global scale across multiple different areas. We will leverage our world-class technical team to analyze and optimize these technologies, key components, and intellectual property, before integrating them into its operational frameworks and ongoing innovative efforts. We also intend to build upon and strengthen the extensive industry relationships that USNC established during its operations, including those with The University of Illinois Urbana-Champaign (“UIUC”) and the Canadian Government to build prototype reactors.

Our ZEUS and ODIN microreactors have moved from the design stages to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of our modelled reactors and to optimize the dimensions and composition of the systems. We have conducted and completed external design audits on both the ZEUS and ODIN reactor designs to provide external validation and assistance to our designs. The design audits for the reactors were conducted and completed by the Idaho National Laboratory (“INL”). We are currently identifying sites for our prototype reactor for the purpose of conducting physical test work using nuclear material for both microreactors. We have communicated with the U.S. Nuclear Regulatory Commission (“NRC”) and Department of Energy (“DOE”), informing them of the status of our microreactor designs and the estimated internal timelines for our microreactor developments, with an understanding that definite timelines will be provided once available, to allow the NRC to arrange the necessary personnel to oversee the microreactor licensing process. We increased the size of the technical teams during 2024 and 2025 to expedite the development of the reactor systems, as well as recruiting former NRC personnel to oversee our regulatory licensing processes, and to engage directly with the NRC to facilitate the commercialization planning.

In addition, in August 2024, we purchased a 14,000 sq. ft., 2-story building in Oak Ridge, Tennessee for $1.7 million to house our Nuclear Technology Headquarters. Michael Norato, Ph.D., an INL and DOE veteran, was appointed as our Director of Nuclear Facilities and Infrastructure in December 2024. Dr. Norato will oversee the construction, development and licensing of our key facilities, including our recently acquired 14,000 sq. ft. Oak Ridge, Tennessee Nuclear Technology Headquarters and future test bed reactor sites for experiments related to our ZEUS and ODIN microreactors currently in development. He will also lead the establishment of deconversion and fuel processing facilities, helping to further our goal of being a vertically integrated leader in the U.S. nuclear fuel cycle. We expect to increase the number of personnel working at the facility over the next year and expect to ultimately employ up to 30 personnel at the facility. We are also currently undertaking approximately $800,000 of renovation work to the facility as well.

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

In January 2025, we entered into a lease for a facility in Westchester County, New York where we have established a purpose-built demonstration facility to be used to demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. We committed approximately $3 million dollars to retrofit this facility, in May 2025 we announced that the retrofit was completed and the facility would soon be operational. The facility will also support ongoing work on our SBIR Phase III project for its Annular Linear Induction Pump (ALIP) technology.

●	Fuel Processing Business. Through our subsidiary, HALEU Energy Fuel Inc., and in coordination with the DOE, we are seeking to develop a domestic LEU and HALEU fuel supply chain to supply fuel not only for our own reactors but also to the broader advanced nuclear reactor industry. We have tentatively identified the site on which we intend to construct the facilities and have begun to build the team to design and develop these facilities.

As part of this initiative, we have also made a $2 million strategic investment in and entered into a collaboration with a laser-based uranium enrichment technology company, LIS Technologies Inc. (“LIST”) (which is a related party), to support the development of their technology. Through this investment and related collaboration, we aim to assist in advancing LIST’s technologies to secure a reliable low enriched uranium fuel supply for our future operations and the broader nuclear energy industry. The parties intend that LIST will provide us with enriched uranium hexafluoride (UF6) at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed on between the companies in the future. Through collaboration with LIST, we intend to construct the supporting facilities alongside LIST’s enrichment facility, including the deconversion and fuel fabrication facilities, and conversion if necessary. We also leased 7,000 square feet of space at our Nuclear Technology Center in Oak Ridge, Tennessee to LIST. Our relationship with LIST is considered a related party transaction since certain of our executive directors and officers, including Jay Jiang Yu, Jaisun Garcha, and Dr. Tsun Yee Law, also serve as directors and officers for LIST, and James Walker serves as a consultant to LIST. Our investment in LIST was unanimously approved by all of our disinterested independent directors.

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

●	Fuel Transportation Business. Our transportation business will build on existing work completed at INL, Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation system. This license grants us, as the licensee, exclusive rights for the use and development of technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We believe this technology is the most advanced concept in the United States for moving HALEU in commercial quantities. We are currently conducting work to modify the design to accommodate a variety of different fuel forms, so we are positioned to move fuel for both of our reactors and to enable us to provide transportation services to any nuclear company looking to move commercial quantities of fuel. In September 2024, we signed an agreement with GNS Gesellschaft für Nuklear-Service mbH (“GNS”) to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We have also brought on two former United Parcel Service (UPS) executives, one of which works for our fuel transportation subsidiary, with the other sitting on our Executive Advisory Board, to assist in growing the transportation business around our technology. We intend to obtain NRC certification for our high-capacity HALEU transportation system to move commercial quantities of HALEU fuel around North America and internationally. If developed and commercialized, we believe this product will serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We also seek to acquire assets and existing businesses within the nuclear transportation industry to possess our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation, although we have not entered into any definitive agreements as of the date of this Report. We hope to put our fuel transportation business into operation by 2028.

21

●

Nuclear Consultation Services. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. This includes, in coordination with the Cambridge Nuclear Energy Centre, the development of education resources. This business opportunity represents our nearest term revenue generating opportunity. Our goal is to start providing nuclear service support and consultation services for the nuclear energy industry in 2025, both domestically and internationally. As part of our efforts domestically, following our collaboration with Digihost Technology Inc. (“Digihost”) in December 2024, we expect to provide consulting services to Digihost by the end of the second quarter of 2025. These services will support the planning and execution of the Digihost project and will encompass regulatory advice, site assessment, roadmap development, and stakeholder engagement. In addition to these rendered services, we are examining strategic acquisitions or collaborations to expand our business and consultancy services. We have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report we have not entered into any definitive agreements relating to the same. In combination with our intention to acquire or enter into collaborations with existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services.

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

We intend to progress our KRONOS MMR development work at UIUC, aiming to complete drilling work on the identified site for our prototype construction, as part of the geological characterization work necessary to apply to the NRC for a permit to construct. We plan to apply for the construction permit in late 2025 or early 2026. Concurrently, we anticipate proceeding with the licensing process for the KRONOS MMR in Canada through the Canadian Nuclear Safety Commission (CNSC), as well as proceeding with the development of the KRONOS MMR reactor at Chalk River in collaboration with the Canadian Nuclear Laboratory (CNL).

We estimate that our microreactor demonstration work for ODIN and ZEUS will be conducted between 2025 and 2027, our microreactor licensing application will be processed between 2026 and 2029, and our microreactors will be launched between 2030 and 2031. We have already made material progress with the KRONOS MMR, including affirming the collaboration for this project with UIUC; however, we have not yet determined a definitive timeline for demonstration, licensing and commercial launch of this reactor. With respect to the LOKI MMR system, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2025, both domestically and internationally. Notwithstanding the foregoing, there is no assurance that we can meet successfully the above-mentioned timelines. We are examining strategic acquisitions to expand our business and consultancy services. We have commenced several material discussions with potential targets for such acquisitions, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions.

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

As of the date of this Report, we have not generated any revenues. We have incurred accumulated net losses of $41,855,864 since inception through March 31, 2025.

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

Development of Fuel Processing Business

We believe, based on our market research, that no small modular reactor (“SMR”) and microreactor company is currently developing a full fuel supply chain to produce fuel for their reactors. Our strategy to create the fuel for our own reactors and also to position our company to supply fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. Through our investment and collaboration with LIS Technologies, which we believe is the only U.S.-origin and patented laser uranium enrichment company, our goal is to progress towards being what we believe will be the only vertically integrated microreactor business in the country. This would give our business an enormous competitive advantage for both our own reactor development and establishing multiple sources of future revenue to de-risk our company. Currently, we believe, based on our market research, that no SMR or microreactor has any sales revenue, inhibiting the ability for any reactor company to progress, we are building a different and more robust business model.

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

Our Business Services and Consulting Business

We have identified an opportunity for more immediate revenue for our company by acquiring more expertise to advance our businesses and deploying those personnel as part of a consulting and services business. We have already identified several nuclear services and consultancy providers, which have been assessed as potentially suitable for acquisition by our company. We have concentrated on identifying small teams with expert personnel, with good portfolios of work and existing contracts, and good expansion potential, which would provide us with immediate revenue post-acquisition. We believe we are in a competitively advantageous position to expand these acquired businesses with the highly qualified teams it has built over the previous years. This expansion potential can be further complemented by the education programs we are assembling with the Cambridge Nuclear Energy Centre, part of the University of Cambridge, which will involve the sponsorship of MSc and PhD Nuclear programs to produce the next generation of qualified nuclear energy personnel. Part of our education sponsorship programs will involve providing work to the qualifying individuals after they have completed their programs, allowing for further expansion of the nuclear services we are able to offer clients. In furtherance of this effort, in early August 2024 we announced that we have joined the University of Cambridge Nuclear Industry Club to further our collaboration with Cambridge and our efforts to foster and recruit the next generation of nuclear researchers and engineers. With an expanded team we plan to retain with a portion of the proceeds from our 2024 public offerings, we will market our expertise and deploy consultants to both government and private industry nuclear projects. Consultants will be hired out for either hourly rates, or for contractual periods and weekly or monthly rates depending on the project type and scope. The acquisitions and their subsequent expansions will also provide in-house expertise, at greatly reduced costs, which we can utilize for our own research and development, streamlining our company while expanding our technical and human capital capacity.

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors across the country upon licensing approval. Initial NRC contact will involve early communication from us of the estimated company timelines, so that the regulator can secure the required number of personnel to successfully examine the microreactors. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC to permit the commercial deployment of microreactors. The U.S. NRC inspects the site construction at new fuel cycle facilities and only approves the facility’s capability to possess nuclear material after ensuring that the facility’s safety controls are robust and able to safely handle these materials. Fuel cycle facilities must comply with the regulatory requirements established by the NRC. The facility will need to acquire an NRC license containing site-specific requirements that the facility is required to comply with. Each license is unique and is specific to the nuclear material and hazards present at the fuel cycle facility. To obtain a license will involve a lot of communication between the NRC and our company. NRC safety oversight includes three important components: NRC inspection, the routine assessment of each licensee’s performance, and enforcement in the case that the regulatory requirements are not met. Our company has identified the potential sites and will work with the NRC through the process established under the National Environmental Policy Act of 1970, which will begin when a federal agency develops a proposal to take a major federal action. We have begun scoping studies and cost estimation work for our fuel supply chain manufacturing, with site identification and design team building beginning in 2024, coinciding with engaging experienced licensing and regulatory experts to plan the licensing strategy for developing the facilities.

Technology Acquisitions and Collaborations

During 2024, we have made announcements regarding our acquisition of complementary nuclear pump technology (the ALIP technology) as well as non-binding memoranda of understanding with third party collaborators to explore the use of our microreactors in remote artificial intelligence data centers and the use of artificial intelligence in modernizing the nuclear regulatory and licensing process. We expect that a material aspect of our business will involve continuing to develop, identify or seek to collaborate on, or acquire novel and beneficial technology for our company. Our inability to growth our company through such acquisitions or collaborations could have a material adverse effect on our business.

Loss of EGC and Smaller Reporting Company Status

As of March 31, 2025, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of September 30, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of March 31, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of September 30, 2025. Beginning with the fiscal year ended September 30, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

Revenue

We have not generated any revenue from our inception through March 31, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $6,422,004, or 2,210%, to $ 6,712,543 for the three months ended March 31, 2025, compared to $290,539 for the comparative period ended March 31, 2024, primarily due to research and development related equity-based compensation as well as increased expenses from research and development of our microreactors during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the three months ended March 31, 2025 and 2024, $4,700,077 and $nil, respectively, of our research and development expenses corresponded to equity-based compensation.

General and Administrative Expense

Our general and administrative expenses consist of compensation costs for personnel in executive, management, regulatory, finance, accounting, and other administrative functions. General and administrative expenses also include professional fees paid for legal, auditing and accounting services, consulting services, regulatory and compliance costs, lease and office costs, advertising costs, and insurance costs.

General and administrative expenses increased by $14,273,869, or 1,003%, to $15,697,178 for the three months ended March 31, 2025, compared to $1,423,309 for the comparative period ended March 31, 2024, primarily due to equity-based compensation, professional fees for legal and audit costs, and additional office and staff costs to support our research and development activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, general and administrative expenses primarily consisted of $12.6 million in personnel costs of which $11.8 million corresponded to equity-based compensation and $1.7 million in professional fees. During the three months ended March 31, 2024, general and administrative expenses primarily consisted of $0.6 million in personnel costs of which $0.2 million corresponded to equity-based compensation.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $78,250 for the three months ended March 31, 2025, compared to $0 for the comparative period ended March 31, 2024, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended March 31, 2025 and 2024, the Company earned interest income of $1,158,252 and $36,220, respectively, on its cash held at a financial institution. During the three months ended March 31, 2025 and 2024, the Company earned $21,000 and $nil, respectively, from a lease agreement with LIST, a related party.

Comparison of the Six Months Ended March 31, 2025 and the Six Months Ended March 31, 2024

Revenue

We have not generated any revenue from our inception through March 31, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $6,806,911, or 840%, to $7,617,466 for the six months ended March 31, 2025, compared to $810,555 for the comparative period ended March 31, 2024, primarily due to research and development related equity-based compensation as well as increased expenses from research and development of our microreactors during the six months ended March 31, 2025 compared to the six months ended March 31, 2024. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the six months ended March 31, 2025 and 2024, $4,700,077 and $nil, respectively, of our research and development expenses corresponded to equity-based compensation.

General and Administrative Expense

Our general and administrative expenses consist of compensation costs for personnel in executive, management, regulatory, finance, accounting, and other administrative functions. General and administrative expenses also include professional fees paid for legal, auditing and accounting services, consulting services, regulatory and compliance costs, lease and office costs, advertising costs, and insurance costs.

General and administrative expenses increased by $15,939,543, or 708%, to $18,191,748 for the six months ended March 31, 2025, compared to $2,252,205 for the comparative period ended March 31, 2024, primarily due to equity-based compensation, professional fees for legal and audit costs, and additional office and staff costs to support our research and development activities during the six months ended March 31, 2025 compared to the six months ended March 31, 2024. During the six months ended March 31, 2025, general and administrative expenses primarily consisted of $13.4 million in personnel costs of which $11.8 million corresponded to equity-based compensation and $2.5 million in professional fees. During the six months ended March 31, 2024, general and administrative expenses primarily consisted of $1.0 million in personnel costs of which $0.2 million corresponded to equity-based compensation.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $602,500 for the six months ended March 31, 2025, compared to $nil for the comparative period ended March 31, 2024, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the six months ended March 31, 2025 and 2024, the company earned interest income of $1,947,631 and $71,187, respectively, on its cash held at a financial institution. During the six months ended March 31, 2025 and 2024, the Company earned $42,000 and $nil, respectively, from a lease agreement with LIST, a related party.

Liquidity and Capital Resources

We believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. Although we have negative operating cash outflows of $5,620,979 for the six months ended March 31, 2025, and $3,409,204 for the six months ended March 31, 2024, we had approximately $118.6 million in cash as of March 31, 2025 (compared to approximately $28.5 million as of September 30, 2024) and working capital of approximately $115.1 million as of March 31, 2025 (compared to approximately $27.5 million as of September 30, 2024). In addition, we received approximately $14.4 million from exercises of warrants, $1.6 million from exercises of stock options, and net proceeds of approximately $92.3 million from our registered follow-on offering in October 2024, and our November 2024 private placement offering. We also expect to file a “universal shelf” registration statement to provide us with more ready access to financing from the capital markets.

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

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $41.9 million and negative operating cash flow during the six months ended March 31, 2025 and 2024. Management expects that operating losses and negative cash flows may increase from the fiscal 2025 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete the design, construction, demonstration, regulatory licensing and ultimately commercialization of our reactors in development and other technologies and contemplated services.

To date, we have not generated any revenue. We do not expect to generate any revenue unless and until we are able to commercialize our reactors. We will require additional capital to develop our reactors and to fund operations for the foreseeable future. We expect our costs to increase in connection with advancement of our reactors toward commercialization and develop our other lines of business. While we believe that our existing cash may be sufficient to support our development in the near-term, certain costs are not reasonably estimable at this time and we will require additional funding.

Management is of the opinion that sufficient working capital is available to meet our company’s liabilities and commitments as they come due for at least the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. In order to achieve our company’s long-term strategy, our company expects to raise additional capital or secure other sources of financing to support its business plan and growth.

Summary Statement of Cash Flows for the Six Months Ended March 31, 2025, and the Six Months Ended March 31, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Six Months Ended March 31, 2025	For the Six Months Ended March 31, 2024
Net cash used in operating activities	$(5,620,979)	$(3,409,204)
Net cash used in investing activities	(12,700,891)	-
Net cash provided by financing activities	108,365,064	2,051,437
Net increase (decrease) in cash	$90,043,194	$(997,767)

Cash Flows used in Operating Activities

Net cash used in operating activities for the six months ended March 31, 2025 was $5,620,979, which consisted of our net loss of $24,422,083, net of non-cash items of $17,251,684, and net of changes in working capital accounts of $1,549,420.

Net cash used in operating activities for the six months ended March 31, 2024 was $3,409,204, which consisted of our net loss of $2,991,573, net of non-cash items of $164,335, and net of changes in working capital accounts of $581,966.

Our cash used in operating activities increased by $2,211,775 during the six months ended March 31, 2025 compared to the six months ended March 31, 2024, due to an increase in net loss and changes in working capital accounts. The significant increase in cash used in operating activities during the six months ended March 31, 2025, when compared to the six months ended March 31, 2024, was primarily due to increased research and development activities, additional regulatory and staff costs to support our research and development activities, and additional office and professional fees during the six months ended March 31, 2025 compared to the six months ended March 31, 2024.

Cash Flows used in Investing Activities

Net cash used in investing activities for the six months ended March 31, 2025 was $12,700,891, which consisted of $9,075,045 of cash paid for the acquisition of the USNC Assets that closed on January 10, 2025 and consisted of $3,625,846 of cash paid for additions to property, plant and equipment.

Net cash used in investing activities for the six months ended March 31, 2024 was $nil.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2025 was $108,365,064, which consisted of approximately $14.4 million from exercises of warrants, $1.6 million from exercises of stock options, and net proceeds of approximately $92.3 million from the Company’s registered follow-on offering in October 2024, and its November 2024 private placement offering.

Net cash provided by financing activities for the six months ended March 31, 2024 was $2,051,437, which consisted of cash received from the issuance of shares of common stock.

Commitments

We are a party to two long-term operating leases: (1) our corporate headquarters located at 10 Times Square, 30th Floor, New York, New York covering approximately 7,800 square feet. We lease this space for $33,605 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on July 31, 2031; and (2) space being used as our technology demonstration facility in Westchester County, New York covering approximately 6,800 square feet. We lease this space for $17,000 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on December 31, 2030. We can terminate this lease by providing seven months’ prior notice.

Off-Balance Sheet Arrangements

As of March 31, 2025 and September 30, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented.

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

Attestation Report of the Registered Public Accounting Firm

As of March 31, 2025, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of September 30, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of March 31, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of September 30, 2025. Beginning with the fiscal year ended September 30, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 9, 2024, a putative securities class action lawsuit was filed against us and certain of our directors and officers in the United States District Court for the Southern District of New York, captioned Yvette Yang v. Nano Nuclear Energy Inc., et al., No. 1:24-cv-06057 (S.D.N.Y.). On October 28, 2024, the court entered an order appointing Hongyu Xie as lead plaintiff. On January 6, 2025, lead plaintiff filed an amended complaint, naming as defendants the Company, Jay Yu, James Walker, and Jaisun Garcha. The amended complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of persons who purchased or otherwise acquired our securities from May 8, 2024 through July 30, 2024. The claims in the amended complaint relate to statements made by us and/or our directors or officers concerning our business and prospects, including our progress toward development of nuclear microreactors and fuel manufacturing facilities. On February 21, 2025, all defendants filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(6) and 9(b) of the Federal Rules of Civil Procedure, for failure to state a claim upon which relief can be granted. On February 24, 2025, the court sua sponte entered an order permitting lead plaintiff to file a second amended complaint or stand on her amended complaint. On March 14, 2025, lead plaintiff filed a second amended complaint, asserting the same claims asserted in the amended complaint. On April 11, 2025, all defendants filed a motion to dismiss the second amended complaint pursuant to Rules 12(b)(6) and 9(b) of the Federal Rules of Civil Procedure, for failure to state a claim upon which relief can be granted. A hearing on the motion has not been scheduled. We dispute the allegations in the amended complaint and intend to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from the lawsuit.

On August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. On December 20, 2024, plaintiff filed an amended complaint, alleging claims for alleged breach of fiduciary duties, corporate waste, market manipulation, and racketeering, among others. The claims asserted in the amended complaint relate to our management, business and prospects, including, among others, our progress toward microreactor development, the qualifications of our management, and our investment in LIS Technologies Inc. On behalf of our company, the plaintiff seeks damages from the director and officer defendants and an order directing our company to take actions to reform and improve corporate governance and internal procedures. On February 4, 2025, our company filed a motion to dismiss the amended complaint pursuant to Rule 23.1 of the Nevada Rules of Civil Procedure for failure to make a demand or alleged demand futility, and our directors and officers filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(5) and 23.1 of the Nevada Rules of Civil Procedure for failure to state a claim on which relief can be granted and plaintiff’s lack of standing. On April 24, 2025, the court heard and granted both our motion to dismiss and the directors’ and officers’ motion to dismiss without leave to amend. A formal statement of decision has not yet been issued. The director and officer defendants deny all allegations of liability and intend to continue vigorously defending against all claims.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	S-1	333-278076	3.1	March 19, 2024
3.2	Certificate of Amendment to Articles of Incorporation of the Company	S-1	333-278076	3.2	March 19, 2024
3.3	Amended and Restated Bylaws of the Company	S-1	333-278076	3.3	March 19, 2024
4.1	Underwriter’s Warrant, dated May 10, 2024	8-K	001-42044	4.1	May 13, 2024
4.2	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.2	July 15, 2024
4.3	Underwriter’s Warrant, dated July 15, 2024	8-K	001-42044	4.3	July 15, 2024
4.4	Underwriter’s Warrant, dated October 25, 2024	8-K	001-42044	4.2	October 25, 2024
4.5	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.1	October 25, 2024
4.6	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors	8-K	001-42044	4.1	November 27, 2024
10.1	2023 Stock Option Plan #1	S-1	333-278076	10.8	March 19, 2024
10.2	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #1	S-1	333-278076	10.9	March 19, 2024
10.3	2023 Stock Option Plan #2	S-1	333-278076	10.10	March 19, 2024
10.4	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #2	S-1	333-278076	10.11	March 19, 2024
10.5	2025 Equity Incentive Plan	Schedule 14A	001-42044	Annex A	February 28, 2025
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: May 15, 2025	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

