Form 10-Q
period 2025-06-30
Nano Nuclear Energy Inc.
filed 2025-08-14
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 41,580,673 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended June 30, 2025

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		-ii-

Part I. Financial Information		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and September 30, 2024	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended June 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2025 and 2024	5

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

-i-

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed nuclear reactors or other products, technologies or services we are developing.

●	Our ability to source or internally develop the necessary fuel supply chain to power our next generation of advanced nuclear reactors.

●	Our ability to establish and maintain key commercial collaborations that are and will be necessary to move our business plans forward.

●	Our ability to source or internally produce a required transportation capability to move our reactors, their fuel, and other special materials critical to the commercial deployment of our reactor systems.

●	Our ability to acquire or build internally, and to externally provide, nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	Assumptions relating to the size of the market for our nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as an early-stage pre-revenue company in a rapidly evolving and complex industry with a business model that is still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included in this Report including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such statements may be updated from time to time in our other filings with the SEC.

The foregoing does not represent an exhaustive list of disclosures that may be covered by forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially and adversely from those anticipated in the forward-looking statements due to a number of factors, including those set forth in our 2024 Annual Report and other SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report, our 2024 Annual Report and other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$210,182,375	$28,507,257
Accounts receivable, net	250,000	-
Prepaid expenses	1,420,084	833,947
Deposits, current	350,000	-
Total current assets	212,202,459	29,341,204
Deposits, non-current	269,235	235,235
Property, plant and equipment, net	5,343,228	1,689,607
Right-of-use assets	2,642,245	1,830,124
Long-term investments, related party	2,000,000	2,000,000
In-process research and development	9,075,045	-
Total assets	$231,532,212	$35,096,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$597,453	$761,479
Due to related parties	41,667	25,000
Lease liabilities, current	493,169	281,352
Contingent consideration	1,774,500	770,500
Total current liabilities	2,906,789	1,838,331
Lease liabilities, non-current	2,314,645	1,650,383
Total liabilities	5,221,434	3,488,714

Stockholders’ Equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of June 30, 2025 and September 30, 2024; none issued and outstanding as of June 30, 2025 and September 30, 2024	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of June 30, 2025 and September 30, 2024; 41,538,323 and 30,715,663 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	4,154	3,072
Additional paid-in capital	275,757,071	49,038,165
Accumulated deficit	(49,450,447)	(17,433,781)
Total stockholders’ equity	226,310,778	31,607,456
Total liabilities and stockholders’ equity	$231,532,212	$35,096,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses
General and administrative	$5,324,260	$2,301,307	$23,516,008	$4,553,512
Research and development	3,666,513	2,019,812	11,283,979	2,830,367
Change in fair value of contingent consideration	401,500	385,500	1,004,000	385,500
Loss from operations	9,392,273	4,706,619	35,803,987	7,769,379

Other income	1,797,690	38,372	3,787,321	109,559
Net loss	$(7,594,583)	$(4,668,247)	$(32,016,666)	$(7,659,820)

Net loss per share of common stock:
Basic	$(0.19)	$(0.17)	$(0.87)	$(0.31)
Diluted	$(0.19)	$(0.17)	$(0.87)	$(0.31)

Weighted-average shares of common stock outstanding:
Basic	38,985,143	27,730,227	36,663,325	24,919,094
Diluted	38,985,143	27,730,227	36,663,325	24,919,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

Common stock issuances	3,888,889	389	104,999,614	-	105,000,003
Offering costs	-	-	(6,017,700)	-	(6,017,700)
Exercise of warrants	118,503	11	1,269,768	-	1,269,779
Exercise of stock options	266,000	27	647,973	-	648,000
Equity-based compensation	-	-	978,789	-	978,789
Net loss	-	-		(7,594,583)	(7,594,583)
Balance as of June 30, 2025	41,538,323	$4,154	$275,757,071	$(49,450,447)	$226,310,778

For the Nine Months Ended June 30, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

Common stock issuances	8,824,183	883	206,399,132	-	206,400,015
Offering costs	-	-	(15,076,556)	-	(15,076,556)
Exercise of warrants	1,094,477	108	15,657,079	-	15,657,187
Exercise of stock options	904,000	91	2,284,409	-	2,284,500
Equity-based compensation	-	-	17,454,842	-	17,454,842
Net loss	-			(32,016,666)	(32,016,666)
Balance as of June 30, 2025	41,538,323	$4,154	$275,757,071	$(49,450,447)	$226,310,778

For the Three Months Ended June 30, 2024

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	26,007,013	$2,601	$16,907,165	$(10,273,798)	$6,635,968
Offering common stock issuances	2,946,875	294	11,787,206	-	11,787,500
Offering costs	-	-	(1,538,405)	-	(1,538,405)
R&D acquisition - common stock issuances	50,000	5	786,495	-	786,500
Net loss	-	-	-	(4,668,247)	(4,668,247)
Balance as of June 30, 2024	29,003,888	$2,900	$27,942,461	$(14,942,045)	$13,003,316

For the Nine Months Ended June 30, 2024

	Mezzanine Equity		Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$9,288,553	$(7,282,225)	$2,008,647
Mezzanine equity conversion	(2,000,000)	(5,000,000)	2,000,000	200	4,999,800	-	5,000,000
Offering common stock issuances	-	-	3,769,019	376	14,253,561	-	14,253,937
Offering costs	-	-	-	-	(1,538,405)	-	(1,538,405)
Acquisition common stock issuances	-	-	50,000	5	786,495	-	786,500
Equity-based compensation	-	-	-	-	152,457	-	152,457
Net loss	-	-	-	-	-	(7,659,820)	(7,659,820)
Balance as of June 30, 2024	-	$-	29,003,888	$2,900	$27,942,461	$(14,942,045)	$13,003,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30, 2025	For the Nine Months Ended June 30, 2024

OPERATING ACTIVITIES
Net loss	$(32,016,666)	$(7,659,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	17,454,842	152,457
Amortization of right-of-use assets	214,228	53,893
Depreciation	147,853	-
R&D acquisition paid in equity	-	786,500
Changes in fair value of contingent liability	1,004,000	-
Change in assets and liabilities:
Prepaid expenses	(586,137)	(324,331)
Deposits	(384,000)	(235,235)
Accounts receivable	(250,000)	-
Accounts payable and accrued liabilities	(164,027)	41,606
Due to related parties	16,667	(35,000)
Lease liabilities	(150,269)	44,135
Contingent liability	-	1,222,000
Net cash used in operating activities	(14,713,509)	(5,953,795)

INVESTING ACTIVITIES
In-process research and development	(9,075,045)	-
Additions to property, plant and equipment	(3,801,474)	-
Net cash used in investing activities	(12,876,519)	-

FINANCING ACTIVITIES
Proceeds from common stock issuances	206,400,015	14,253,937
Offering costs	(15,076,556)	(1,408,405)
Proceeds from exercise of warrants	15,657,187	-
Proceeds from exercise of stock options	2,284,500	-
Proceeds from stock subscriptions	-	-
Payment of deferred offering costs	-	(55,000)
Net cash provided by financing activities	209,265,146	12,790,532

Net increase in cash and cash equivalents	181,675,118	6,836,737
Cash and cash equivalents, beginning of period	28,507,257	6,952,795
Cash and cash equivalents, end of period	$210,182,375	$13,789,532

Non-cash transactions:
Conversion from Mezzanine Equity to Stockholders’ Equity	$-	$(5,000,000)
Inception of Right-of-Use Asset / Lease Liability	$1,026,348	$1,926,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION

NANO Nuclear Energy Inc. (“NANO”, the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada on February 8, 2022 (“Inception”) and is headquartered in New York, New York. The Company is an early-stage nuclear energy company developing smaller, cheaper, and safer advanced portable clean energy solutions utilizing advanced proprietary reactor designs, intellectual property and research methods.

The Company is principally focused on the following four business lines as part of its development strategy:

●	Nuclear Reactor Business. The Company’s on-demand capable, advanced nuclear microreactors currently in development are (i) the fixed installation KRONOS MMR™ Energy System, (ii) ZEUS, a portable modular solid core battery reactor, (iii) ODIN, a portable modular low-pressure coolant reactor, and (iv) the space focused, portable LOKI MMR™. The KRONOS MMR™ reactor targets new markets beyond those targeted by the Company’s smaller microreactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ reactor will target larger population centers, industrial heat for larger industries, data and artificial intelligence centers for the tech industry, and LOKI MMR™ will target extra-terrestrial applications. ZEUS and ODIN microreactors have moved from the design stages to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of the Company’s modelled reactors and to optimize the dimensions and composition of the systems. In March 2025, the Company announced that it had assembled the first reactor core hardware of the ZEUS microreactor for initial non-nuclear testing. Given the Company’s corporate emphasis on the KRONOS MMR™ reactor and the fact that all of the Company’s reactor designs, except for ODIN, are high-temperature gas-cooled reactors, the Company is considering strategic alternatives for ODIN. These alternatives are intended to monetize the Company’s investment in the project to date and enable the Company to allocate more time and resources to the KRONOS MMR™ reactor and its other designs and technologies. The Company envisions readily replaceable microreactors which it can provide to customers in several sectors, including data centers, artificial intelligence computer and quantum computing; crypto mining; military applications; disaster relief; transportation (including shipping); mining projects; water desalination and green hydrogen plants; remote habitation, and space exploration. The KRONOS and LOKI designs and related intellectual property and other assets were acquired on January 10, 2025 (see Note 10 for further information). Through its subsidiary, Nano Nuclear Space Inc., the Company is seeking to explore the potential commercial applications of developing micronuclear reactor technology in space.

●	Fuel Processing Business. Through its subsidiary, HALEU Energy Fuel Inc., and in coordination with the Department of Energy (“DOE”), the Company is also seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for its own reactors but also to the broader advanced nuclear reactor industry. In December 2024, the Company announced that LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 9), and the Company were selected by the DOE to participate as one of six contract awardees in the DOE’s Low-Enriched Uranium (LEU) Enrichment Acquisition Program (“LEU Acquisition Program”). Under the contract awarded to LIST, LIST was selected as the prime contractor, with the Company as the key subcontractor bringing the Company’s technical and regulatory expertise in advanced nuclear solutions to the collaboration (See Note 9 for further information).

●	Fuel Transportation Business. Through its subsidiary, Advanced Fuel Transportation Inc., the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel around North America. The Company is also examining strategic acquisitions within the nuclear transportation industry to provide the Company with the in-house capability to move its own materials and reactors, although as of the date of these unaudited condensed consolidated financial statements, the Company has not entered into any definitive agreements with any third party for such acquisitions.

●	Nuclear Consultation Services. The Company also plans on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of these unaudited condensed consolidated financial statements, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, American Uranium Inc., HALEU Energy Fuel Inc., Advanced Fuel Transportation Inc., Nano Nuclear Space Inc., KRONOS MMR Inc., and LOKI MMR Inc. Each of these subsidiaries is a Nevada corporation.

As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of the Company.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At June 30, 2025, the Company had working capital of $209,295,670 and accumulated deficit of $49,450,447. For the nine months ended June 30, 2025, the Company had net loss of $32,016,666, and negative cash flows from operations of $14,713,509. At September 30, 2024, the Company had working capital of $27,502,873 and accumulated deficit of $17,433,781. For the year ended September 30, 2024, the Company had net loss of $10,151,556, and negative cash flows from operations of $8,464,146. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they come due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the nine- month period ended June 30, 2025, the Company received approximately $15.7 million from exercises of warrants, $2.3 million from exercises of stock options, and net proceeds of approximately $191 million from the Company’s October 2024 Follow-on Offering (as defined in Note 5 below), its November 2024 Private Placement offering (as defined in Note 5), and its May 2025 Private Placement Offering (as defined in Note 5). In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth in future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the SEC. References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update, respectively, established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They included all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, and its results of operations for the three and nine months ended June 30, 2025 and 2024 and cash flows for the nine months ended June 30, 2025 and 2024. The results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2024 has been derived from the Company’s audited consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at June 30, 2025 and September 30, 2024. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounts Receivable

Accounts receivable include commercial accounts receivable associated with other income corresponding to consulting services provided by the Company. Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating client-specific conditions, including adverse situations that may affect a client’s ability to pay, as well as both microeconomic and macroeconomic factors.

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

In-process Research and Development

In-process Research and Development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility as of their acquisition date in 2025. Due to the nature of IPR&D, the expected life is indefinite, and it will be evaluated periodically for attainment of technological feasibility or impairment. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. IPR&D is amortized over its estimated useful life once technological feasibility is reached. As the Company has not yet completed all designing, coding and testing activities, management has determined that technological feasibility has not yet been reached. Management has not identified any indicators that would suggest any impairment of the IPR&D. If IPR&D is determined not to have technological feasibility or is abandoned, it will be impaired or written off at such time.

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

Leases

The Company recognizes right-of-use (ROU) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of June 30, 2025, the Company had two long-term operating leases. As of September 30, 2024, the Company had one long-term operating lease.

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

As of June 30, 2025

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of June 30, 2025 and September 30, 2024, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 9). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of June 30, 2025. No impairment was recorded during the three and nine months ended June 30, 2025. The investments were recognized as “Long-term investments, related party” on the Company’s unaudited condensed consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the unaudited condensed consolidated statements of operations. Advertising costs expensed were approximately $130,000 and $360,000 for the three and nine months ended June 30, 2025, respectively, and approximately $227,000 and $834,000 for the three and nine months ended June 30, 2024, respectively.

Legal Contingencies

The Company is presently involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed at the trial court level in April 2025 but remains subject to appeal. The other proceeding is currently subject to a motion to dismiss. Given the status of these legal proceedings, the Company cannot reasonably estimate at June 30, 2025 the amount of any potential financial loss or cost that could result from these proceedings. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely than not” that deferred tax assets will not be realized. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s net deferred tax assets consist primarily of assets related to net operating losses. The Company’s net operating losses and credits have an indefinite life for federal net operating losses (“NOLs”) generated through June 30, 2025. At June 30, 2025 and September 30, 2024, the Company recorded a full valuation allowance on its deferred tax assets in the amount of approximately $12,399,000 and $5,675,000, respectively. The effective tax rate was 0.0% for the three and nine months ended June 30, 2025 and 2024. The Company’s effective tax rate for the three and nine months ended June 30, 2025 and 2024 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against its net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its condensed consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more- likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At June 30, 2025 and September 30, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Net Loss per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted-average number of shares of Common Stock outstanding plus the effect of dilutive potential shares of Common Stock outstanding during the period. During the periods when there is a net loss, potentially dilutive shares of Common Stock are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. During the three and nine months ended June 30, 2025 and 2024, there were no dilutive shares issued or outstanding.

Operating Segments

For the three and nine months ended June 30, 2025 and 2024, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its consolidated financial statements.

3. OTHER INCOME

During the three and nine months ended June 30, 2025, the Company earned interest income of $1,526,690 and $3,474,321, respectively, on its cash held at a financial institution, earned $250,000 and $250,000, respectively, from consulting services, and earned $21,000 and $63,000, respectively, from a lease agreement with a related party (see Note 9). During the three and nine months ended June 30, 2024, the Company earned interest income of $38,372 and $109,559, respectively, on its cash held at a financial institution.

4. RELATED PARTIES

At June 30, 2025 and September 30, 2024, the Company had amounts due to related parties of $41,667 and $25,000, respectively. The amounts due at June 30, 2025 and September 30, 2024 corresponded to unpaid amounts due to officers and directors for services rendered during the nine months ended June 30, 2025 and during the year ended September 30, 2024. The aggregate compensation paid, or payable, to officers and directors during the three months ended June 30, 2025 and 2024 was $1,792,500 and $345,000, respectively, and during the nine months ended June 30, 2025 and 2024 was $2,395,500 and $635,000, respectively, which was included in the accompanying unaudited condensed consolidated statements of operations under general and administrative and research and development.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

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

As of June 30, 2025

(Unaudited)

5. EQUITY (Continued)

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

November 2024 Private Placement

On November 24, 2024, the Company, entered into a securities purchase agreement (the “November 2024 SPA”) with three accredited institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell an aggregate of $60,000,048 of securities of the Company in a private placement (the “November 2024 Private Placement”), consisting of (i) 2,500,002 shares (“PIPE Shares”) of Common Stock and (ii) warrants to purchase up to 2,500,002 shares of Common Stock (the “PIPE Warrants”). The November 2024 Private Placement closed on November 27, 2024. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $55,122,000. The Company intends to use these net proceeds for general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. Pursuant to the November 2024 SPA, the Company issued and sold the PIPE Shares and associated PIPE Warrants at a combined purchase price of $24.00 per share. The PIPE Warrants have a term of five (5) year with an exercise price of $26.00 per share and will be exercisable immediately upon issuance of the PIPE Warrants. On November 24, 2024, in connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the PIPE Shares and the shares of Common Stock issuable upon exercise of the PIPE Warrants by no later than January 15, 2025 (the date of filing, the “Filing Date”), with such registration statement to be effective within 30 days of the Filing Date (if such registration statement is not subject to review by the SEC), or within 60 days after the Filing Date (if such registration statement is subject to limited or full review by the SEC). The Company initially filed a registration statement on Form S-1 covering the resale of these securities on January 14, 2025, which was declared effective by the SEC on January 24, 2025. The Investors are also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the registration statement is effective. The Benchmark Company, LLC acted as placement agent for the Private Placement and received a cash fee equal to 6.0% of the gross proceeds received by the Company in the Private Placement, a non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the Private Placement, and reimbursement of up to $175,000 in legal expenses.

May 2025 Private Placement

On May 26, 2025, the Company, entered into a securities purchase agreement (the “May 2025 SPA”) with six accredited institutional investors (the “May 2025 Investors”), pursuant to which the Company agreed to offer and sell 3,888,889 shares (“May 2025 PIPE Shares”) of common stock of the Company in a private placement (the “May 2025 Private Placement”) for gross proceeds of $105,000,003. Pursuant to the May 2025 SPA, the Company issued and sold the May 2025 PIPE Shares in the May 2025 Private Placement at a purchase price of $27.00 per share. The May 2025 Private Placement closed on May 28, 2025. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $99 million. The Company intends to use these net proceeds for research and development, marketing, general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. The May 2025 SPA includes standard representations, warranties and covenants of the Company and May 2025 Investors, including a restriction on future issuances of the Company’s capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of the Company’s May 2025 Resale Registration Statement (as defined below) required by the May 2025 Registration Rights Agreement (as defined below). Also on May 26, 2025, in connection with the May 2025 Private Placement, the Company entered into a registration rights agreement with the Investors (the “May 2025 Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the May 2025 PIPE Shares (the “May 2025 Resale Registration Statement”) by no later than June 10, 2025 (the date of filing, the “May 2025 Filing Date”), with the May 2025 Resale Registration Statement to be effective within 30 days of the May 2025 Filing Date (if it is not subject to review by the SEC), or within 60 days after the Filing Date (if it is subject to full review by the SEC). The May 2025 Investors are also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the May 2025 Resale Registration Statement is effective. The Company initially filed the May 2025 Registration Rights Agreement covering the May 2025 PIPE Shares on June 9, 2025, which was declared effective by the SEC on June 18, 2025. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as placement agent for the Private Placement (the “May 2025 Placement Agent”) under a placement agency agreement with the Company (“May 2025 Placement Agency Agreement”), pursuant to which it received a cash fee equal to 5.0% of the gross proceeds received by the Company in the Private Placement, and reimbursement of $150,000 in legal expenses.

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

As of June 30, 2025

(Unaudited)

5. EQUITY (Continued)

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

Stock-Based Compensation

On February 10, 2023, and June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). On April 23, 2025 (the “Effective Date”), the Company’s shareholders approved, and the Company adopted an equity incentive plan (the “2025 Equity Plan”) whereby a total of 4,750,000 shares plus 679,440 shares that were available for issuance under the 2023 Stock Option Plans as of the 2025 Equity Plan’s Effective Date were available for future awards under the 2025 Equity Plan. This amount may increase annually on January 1 each year beginning on January 1, 2026 to January 1, 2035, by an amount equal to the lesser of (i) 5% of the common shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of common shares as determined by the board of directors (the “Board”) or a committee of the Board. The common shares subject to the 2025 Equity Plan may be authorized, but unissued, or reacquired shares.

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

On June 3, 2025, the Company issued 6,000 stock options exercisable at $29.18 per common share with expiry on June 3, 2030, to be fully vested on June 3, 2026. On June 11, 2025, the Company issued 15,000 fully vested stock options exercisable at $34.25 per common share with expiry on June 11, 2030. The aggregate of 21,000 options issued in June 2025, were valued at $484,169 based on a Black-Scholes valuation with the following assumptions (Risk-free interest rate: 4.02% - 4.04%; expected life of options: 2.5 - 3 years; estimated volatility: 86% - 87%; dividend rate: 0%).

During the nine months ended June 30, 2025, the Company’s assumptions utilized in the Black-Scholes valuation were the following: (1) fair market value of stock price on date of grant; (2) the volatility of its underlying stock; (3) estimated the volatility of its underlying stock by using an average of the historical volatility of a group of comparable publicly traded companies; (4) expected dividend yield was calculated using historical dividend amounts; (5) risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant; (6) expected term was estimated based on the vesting and contractual term of the stock option grant.

The weighted-average grant date fair value of stock options issued during the nine months ended June 30, 2025 was $28.02 per share. There is $6,568,017 of remaining stock compensation expense to be recognized at June 30, 2025 corresponding to future vesting dates which will occur between 2026 to 2031.

During the three and nine months ended June 30, 2025, the Company issued 350,748 restricted stock units with vesting schedules ranging from six months to three years from the grant date to acquire shares of the Company’s common stock with a grant date fair market value of $10,234,827. There is $9,901,806 of remaining stock compensation expense to be recognized at June 30, 2025 corresponding to future vesting dates which will occur between 2026 to 2028.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

5. EQUITY (Continued)

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans and the 2025 Equity Plan is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2023	4,007,000	$2.23	2.54	$2,050
Options granted	125,000	3.00	2.71	—
Options exercised	(593,000)	1.76	—	—
Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$42,720
Options granted	1,184,300	28.02	9.74	—
Options forfeited	(5,300)	28.32	—	—
Options exercised	(904,000)	2.53	—	—
Outstanding – June 30, 2025	3,814,000	$10.23	3.47	$92,525
Vested during the period	-	$-	-	$-
Vested at end of period	-	$-	-	$-
Exercisable at the end of period	3,470,000	$8.57	2.87	$89,952

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average contractual
	Number of	exercise price	term
	shares	per share	(in years)

Outstanding – September 30, 2023	-	$-	-
Warrants issued	881,639	17.48	5.00
Warrants exercised	(63,775)	20.00	-
Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,248,158)	$16.83	-
Outstanding – June 30, 2025	3,287,354	$24.07	4.37

Restricted Stock Unit Activity

A summary of cumulative restricted stock unit activity under the 2025 Equity Plan is as follows:

	RSUs outstanding
	Number of shares	Weighted- average grant date fair value per share	Weighted- average contractual term (in years)	Aggregate fair value (in thousands)

Outstanding – September 30, 2023 and September 30, 2024	—	$—	—	$—
RSUs granted	350,748	29.18	1.46	10,235
Outstanding – June 30, 2025	350,748	$29.18	1.46	$10,235
Vested during the period	-	$-	-	$-
Vested at end of period	-	$-	-	$-

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2025	September 30, 2024
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of period	$1,700,000	$-
Additions – land	-	115,000
Additions – building	698,474	1,585,000
Additions – leasehold improvements	3,103,000	-
End of period	5,501,474	1,700,000

Accumulated depreciation
Beginning of period	(10,393)	-
Depreciation of building	(65,096)	(10,393)
Depreciation of leasehold improvements	(82,757)	-
End of period	(158,246)	(10,393)

Total property, plant and equipment, net	$5,343,228	$1,689,607

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s nuclear technology headquarters.

7. RIGHT-OF-USE ASSETS & LEASE LIABILITIES

	June 30, 2025	September 30, 2024
Right-of-use assets
Beginning of period	$1,830,124	$-
Additions	1,122,881	1,926,656
Amortization	(310,760)	(96,532)
End of period	$2,642,245	$1,830,124

As of June 30, 2025, the Company had two long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. Lease components in the Company’s long-term operating leases are accounted for following the guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) for the capitalization of long-term leases. At June 30, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt. Lease activity for the periods ended June 30, 2025 and September 30, 2024, was as follows:

Balance sheet information related to the Company’s leases is presented below:

Operating leases:	June 30, 2025	September 30, 2024
Operating right-of-use assets	$2,642,245	$1,830,124
Operating lease liabilities, current	493,169	281,352
Operating lease liabilities, long term	2,314,645	1,650,383

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

7. RIGHT OF USE ASSETS & LEASE LIABILITIES (Continued)

The following provides details of the Company’s lease expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2025	2024	2025	2024
Operating lease cost	$157,559	$103,263	$436,480	$131,632

Other information related to leases is presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024	2025	2024
Operating cash outflows from operating leases	$142,172	$33,605	$403,749	$33,605

June 30, 2025
Weighted-average discount rate – operating lease	11.6%
Weighted-average remaining lease term – operating lease (in years)	5.88

As of June 30, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2025	$119,890
2026	626,333
2027	641,992
2028	658,041
2029	674,493
Thereafter	1,142,668
Total future minimum lease payments, undiscounted	3,863,417
Less: Imputed interest for leases in excess of one year	(1,055,603)
Present value of future minimum lease payments	2,807,814
Less: Current portion of lease liabilities	(493,169)
Total lease liabilities less current portion	$2,314,645

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

8. ACQUISITION OF ALIP TECHNOLOGY

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

As of June 21, 2024, the contingent cash and common shares obligation was recorded at its fair value of $836,500 based on the closing price of NANO’s stock on the date of acquisition. At June 30, 2025, the contingent cash and common shares obligation was revalued to its fair value of $1,774,500 based on the closing price of NANO’s stock on June 30, 2025, which resulted in a revaluation expense of $401,500 and $1,004,000 for the three and nine months ended June 30, 2025, respectively.

9. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIST (which is a related party through certain common ownership and management), as part of its $11.88 million seed funding round. This additional capital into LIST is anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

Concurrently with its investment in LIST, the Company entered into an agreement with LIST to collaborate and assist in developing LIST’s technologies to secure a fuel supply for our future operations and the wider nuclear energy industry. The parties intend that LIST will provide the Company with enriched UF6 at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed to between the companies in the future. Through collaboration with LIST, the Company anticipates building supportive facilities around LIST’s enrichment facility, including such facilities as deconversion and fuel fabrication.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

9. LONG-TERM INVESTMENTS, RELATED PARTY (Continued)

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

10. USNC ASSET ACQUISITION

On December 18, 2024, the Company entered into an asset purchase agreement (as amended, the “USNC Agreement”) with Ultra Safe Nuclear Corporation and certain of its subsidiaries (collectively, “USNC”) to acquire select nuclear energy technology assets (the “USNC Assets”) on an as-is, where-is basis, including USNC’s micro modular nuclear reactor business marketed as a MMR® Microreactor Energy System, which the Company plans to market as “KRONOS MMRTM” (“KRONOS Business”), and transportable fission power system technology business marketed as a Pylon Transportable Reactor Platform, which the Company plans to market as “LOKI MMRTM” (“LOKI Business”). The acquired assets included certain contracts, intellectual property rights, and a demonstration project, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction process (“Auction”) conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to the Company. The closing of the USNC Asset purchase (the “USNC Closing”) occurred on January 10, 2025.

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

As of June 30, 2025, the Canadian Consents have not been received, the Yu Entities have not formally acquired the Canadian Assets, the Company has not exercised the Yu Option Agreement and the $250,000 continues to remain in escrow. As of the date of this Report, while the Company is operating as the successor to the Canadian Assets in terms of discussions with Canadian authorities and third parties as well as planning activities, the Company and the Yu Entities are continuing to ascertain the ideal structure for the Company’s formal acquisition of the Canadian Assets.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

(Unaudited)

10. USNC ASSET ACQUISITION (Continued)

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

11. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2025, through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as stated as follows:

Between July 1, 2025 and the date that the unaudited condensed consolidated financial statements were issued, 1,800 warrants were exercised to purchase 900 shares of Common Stock at an exercise price of $20.00 per share generating gross proceeds of $18,000 and 62,900 warrants were exercised to purchase 31,450 shares of Common Stock at an exercise price of $17.00 per share generating gross proceeds of $534,650, and 10,000 stock options were exercised to purchase 10,000 common shares at an exercise price of $3.00 per share generating proceeds of $30,000.

In addition, on July 30, 2025, the Company announced the purchase of a 2.75-acre land package in Oak Brook, Illinois for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the Company’s KRONOS MMR™ Microreactor Energy System.

On August 1, 2025, Dr. Tsun Yee Law, a director of the Company, voluntarily resigned as a director of LIST, a related party (see Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2024 has been derived from our audited consolidated financial statements. Data as of and for the three and nine months ended June 30, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing in this Report.

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

Overview

We are an early-stage nuclear energy company, developing smaller, cheaper, and safer advanced clean energy solutions, utilizing proprietary reactor designs, intellectual property, and research methods, to contribute towards a sustainable future. Led by a world class scientific and management team, our business plan involves comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing cutting edge advanced nuclear microreactors. Our dedication extends further, encompassing ambitions within the commercial nuclear fuel transportation sector, the nuclear energy fuel supply chain, technology development, and nuclear consulting services.

Currently, we are in the pre-revenue stage and are principally focused on four business lines as part of our development strategy:

●	Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, in particular (i) the fixed installation KRONOS MMR™ Energy System, (ii) ZEUS, a portable modular solid core battery reactor, (iii) ODIN, a portable modular low-pressure coolant reactor, and (iv) the space focused, portable LOKI MMR™. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch one of these products in the early 2030s.

On January 10, 2025, we closed the asset acquisition of the KRONOS MMR™ and the LOKI MMR™ from Ultra Safe Nuclear Corporation (“USNC”). These assets include certain contracts, intellectual property rights, prior demonstration projects, and pursuant to an arrangement with an affiliated entity described below, the equity interests of a Canadian entity, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. We consider this purchase price to be advantageous for us as we believe based on publicly available information that USNC raised over $120 million for the development of the KRONOS MMR™ and that a major data center operator had conducted due diligence on the project while it was being developed by USNC. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to us. The KRONOS and LOKI assets purchased from USNC included five contracts with third-party collaborators, 38 issued, pending or published patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired businesses, rights related to a demonstration project related to the KRONOS MMR™ in the United States and the business records of the acquired businesses and related confidentiality rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada. The acquired assets also included certain Canadian assets (the “Canadian Assets”), including three contracts with Canadian authorities, the equity interests of a Canadian partnership and rights related to a demonstration project related to the KRONOS MMR™ in Canada, the transfer of which need the consent of certain Canadian governmental entities (the “Canadian Consents”), with an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents are not received within 90 days after the closing, we shall have the right to terminate the acquisition of the Canadian Assets and receive the return of $250,000 held in escrow. To better facilitate the Canadian Consents and to continue diligence of the Canadian partnership and other Canadian Assets, our disinterested directors unanimously approved the assignment of our rights to the Canadian Assets to Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and certain Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). In exchange, on January 10, 2025, the Company entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which the Company received an option back from Mr. Yu and the Yu Entities to acquire for nominal consideration, for a period of five years beginning with the receipt by the Yu Entities of the Canadian Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian partnership, the other Canadian Assets or the material assets and business of the Canadian partnership. As of the date of this Report, while we are operating as the successor to the Canadian Assets in terms of discussions with Canadian authorities and third parties as well as planning activities, we and the Yu Entities are continuing to ascertain the ideal structure for our formal acquisition of the Canadian Assets.

The KRONOS MMR™ reactor targets new markets beyond those targeted by our smaller microreactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ reactor will target larger population centers, industrial heat for larger industries, data and artificial intelligence centers for the tech industry, and LOKI MMR™ will target extra-terrestrial applications. In early April 2025, we signed a strategic collaboration with the University of Illinois Urbana-Champaign (“UIUC”) to construct the first KRONOS MMR™ Microreactor Energy System research reactor on the university’s campus. In mid-April 2025, we launched a recruitment initiative focused on the Midwest region to support our ambitious plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ in both the United States and Canada. In late April 2025, the U.S. Nuclear Regulatory Commission (“NRC”) issued its final Safety Evaluation (SE) approving the Fuel Qualification Methodology Topical Report (FQM TR) for the advanced fuel design to be used in our stationary KRONOS MMR™. The diversity of products positions us to capitalize on growing financial investment and societal momentum driving advanced nuclear energy technologies on a global scale across multiple different areas. We will leverage our world-class technical team to analyze and optimize these technologies, key components, and intellectual property, before integrating them into our operational frameworks and ongoing innovative efforts. We also intend to build upon and strengthen the extensive industry relationships that USNC established during its operations, including those with UIUC and the Canadian Government to build prototype reactors. Once operational in the future, our plan is to be able to sell a majority of the energy produced at the UIUC KRONOS MMR™ reactor, with UIUC retaining a portion for its own use.

Our ZEUS and ODIN microreactors have moved from the design stages to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of our modelled reactors and to optimize the dimensions and composition of the systems. We have conducted and completed external design audits on both the ZEUS and ODIN reactor designs to provide external validation for our designs. The design audits for the reactors were conducted and completed by the Idaho National Laboratory (“INL”). We have communicated with the NRC and Department of Energy (“DOE”), informing them of the status of our microreactor designs and the estimated internal timelines for our microreactor developments, with an understanding that definite timelines will be provided once available, to allow the NRC to arrange the necessary personnel to oversee the microreactor licensing process. We increased the size of the technical teams during 2024 and 2025 to expedite the development of the reactor systems, as well as recruiting former NRC personnel to oversee our regulatory licensing processes, and to engage directly with the NRC to facilitate the commercialization planning. In January 2025, we announced that we had contracted with Thermal Engineering International (TEi), a Babcock Power Inc.® company, to advance the design and fabrication of several heat exchangers for use in our ODIN microreactor in development. In March 2025, six additional professionals, including Radwan Nassim Kheroua, Dr. Andrew Steer, James Leybourn, Simon Boddington, Luke Godfrey, and Jake Miles joined our U.K.-based nuclear science and engineering partner Cambridge AtomWorks, led by Professors Ian Farnan and Eugene Shwageraus. Cambridge AtomWorks personnel are leading the development of our ODIN microreactor. In March 2025, we announced that we had assembled the first reactor core hardware of our ZEUS microreactor for initial non-nuclear testing. Given our corporate emphasis on the KRONOS MMR™ reactor and the fact that all of our reactor designs, except for ODIN, are high-temperature gas-cooled reactors, we are considering strategic alternatives for ODIN. These alternatives are intended to monetize our investment in the project to date and enable us to allocate more time and resources to the KRONOS MMR™ reactor and our other designs and technologies.

In addition, in August 2024, we purchased a 14,000 sq. ft., 2-story building in Oak Ridge, Tennessee for $1.7 million to house our Nuclear Technology Headquarters. Michael Norato, Ph.D., an INL and DOE veteran, was appointed as our Director of Nuclear Facilities and Infrastructure in December 2024. Dr. Norato will oversee the construction, development and licensing of our key facilities, including our recently acquired 14,000 sq. ft. Oak Ridge, Tennessee Nuclear Technology Headquarters and future test bed reactor sites for experiments related to our ZEUS and ODIN microreactors currently in development. He will also lead the establishment of deconversion and fuel processing facilities, helping to further our goal of being a vertically integrated leader in the U.S. nuclear fuel cycle. We expect to increase the number of personnel working at the facility over the next year and expect to ultimately employ up to 30 personnel at the facility. We are also currently undertaking approximately $800,000 of renovation work on the facility as well.

In January 2025, we entered into a lease for a facility in Westchester County, New York where we have established a purpose-built facility to assemble and demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. In February 2025, we engaged aRobotics Company, a leading innovator in robotics fabrication, inspection, engineering and testing, to oversee the multimillion dollar build out of this facility. aRobotics has also assisted us with the fabrication of key components for the facility. We committed approximately $3 million to retrofit this facility. In May 2025, we announced the completion of our retrofit of our demonstration facility and the commencement of operations there. Our demonstration facility is currently supporting ongoing work on our SBIR Phase III project for our Annular Linear Induction Pump (ALIP) technology, which has been assembled onto a test loop and integrated to a controllable test setup for variable design validation at the facility. We anticipate commercializing ALIP by the end of 2025 or in 2026.

In July 2025, we announced that we will provide critical engineering and environmental services for our planned construction and deployment activities at UIUC for our KRONOS MMR™. As part of this initiative, we engaged AECOM, a global infrastructure leader, under a master services agreement to support site-specific engineering, environmental analysis and regulatory planning at UIUC. The agreement lays the groundwork for site-specific engineering in preparation for deploying the first KRONOS MMR™ at UIUC, a globally recognized hub for nuclear research and innovation. Planned activities include detailed environmental reviews, regulatory pathway planning, and site drilling to obtain the geological data required for submitting a construction permit application to the NRC. We anticipate submitting our construction permit application to the NRC towards the end of 2025, or early 2026, and receiving the construction permit later in 2026. However, there can be no assurance that we will be able to meet this anticipated timeline, as the submission is subject to the completion of ongoing technical, regulatory, and operational preparations, which may be affected by factors beyond our control. Notwithstanding the foregoing, this is expected to be the first construction permit for a microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

In tandem with upcoming geological characterization work at the UIUC site, we have launched a recruitment initiative focused on the Midwest region to support our plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ in both the United States and Canada. This workforce build-out will consolidate the expertise and provide the personnel necessary to complete the construction permit application and begin construction of the first KRONOS prototype on the UIUC campus shortly thereafter. To support this effort, in July 2025, we purchased a 2.75-acre land package in Oak Brook, Illinois for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the KRONOS MMR™.

●	Fuel Processing Business. Through our subsidiary, HALEU Energy Fuel Inc., and in coordination with the DOE, we are seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for our own reactors but also to the broader advanced nuclear reactor industry. We have tentatively identified the site where we intend to construct the facilities and have begun to build the team to design and develop these facilities.

We have also made a $2 million strategic investment in and entered into a collaboration with a laser-based uranium enrichment technology company, LIS Technologies Inc. (“LIST”) (which is a related party), to support the development of their technology. Through this investment and related collaboration, we aim to assist in advancing LIST’s technologies to secure a reliable low enriched uranium fuel supply for our future operations and the broader nuclear energy industry. The parties intend that LIST will provide us with enriched uranium hexafluoride (UF6) at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed upon between the companies in the future. Through collaboration with LIST, we intend to construct the supporting facilities alongside LIST’s enrichment facility, including the deconversion and fuel fabrication facilities, and conversion if necessary. We also leased 7,000 square feet of space at our Nuclear Technology Center in Oak Ridge, Tennessee to LIST. Our relationship with LIST is considered a related party transaction since our Chairman and President, Jay Jiang Yu, also serves as a director and officer of LIST and owns a significant equity stake in LIST, and James Walker and Jaisun Garcha (our Chief Executive Officer and Chief Financial Officer, respectively) serve as consultants to LIST. Our investment in LIST was unanimously approved by all of our disinterested independent directors.

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

22

●

Fuel Transportation Business. Our transportation business will build on existing work completed at INL, Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation system. This license grants us, as the licensee, exclusive rights for the use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We believe this technology is the most advanced concept in the United States for moving HALEU in commercial quantities. We are currently conducting work to modify the design to accommodate a variety of different fuel forms, so we are positioned to move fuel for both of our reactors and to enable us to provide transportation services to any nuclear company looking to move commercial quantities of fuel. In September 2024, we signed an agreement with GNS Gesellschaft für Nuklear-Service mbH (“GNS”) to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We also seek to acquire assets and existing businesses within the nuclear transportation industry to possess our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation, although we have not entered into any definitive agreements as of the date of these unaudited condensed consolidated financial statements. We intend to obtain NRC certification for our high-capacity HALEU transportation system to move commercial quantities of HALEU fuel around North America and internationally. If developed and commercialized, we believe this product will serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We hope to put our fuel transportation business into operation by 2028. This effort is being supported by two former United Parcel Service (UPS) executives, one of which works for our fuel transportation subsidiary, with the other sitting on our Executive Advisory Board, who are assisting us in growing the transportation business around our technology.

In June 2025, we announced the signing of a memorandum of understanding with the Namibia Industrial Development Agency (NIDA) to explore collaborative opportunities focused on developing the domestic nuclear fuel supply chain infrastructure within the Republic of Namibia. This memorandum represents a shared vision between us and NIDA to add significant value to Namibia’s uranium resources, support industrial development, and create new opportunities for Namibian citizens within the global nuclear energy market. Under the memorandum, we and NIDA will work together to evaluate opportunities related to the development of infrastructure, technology transfer, education, job creation, and local workforce development in support of Namibia’s national nuclear energy development goals. NIDA will help coordinate government and stakeholder engagement, while we will lead assessments related to industrial capability, fuel logistics, and potential international nuclear fuel supply contracts for NIDA.

In July 2025, we announced the signing of a memorandum of understanding with UrAmerica Ltd. (“UrAmerica”), a private exploration company with a package of uranium and other critical metals licenses primarily in Chubut Province, Argentina. The memorandum formalizes the discussions that we initiated with UrAmerica to explore strategic development across Argentina’s uranium-fuel supply chain. We are currently working together to evaluate specific opportunities, ranging from mining and conversion to UF₆ feedstock supply, that could aid us in securing a dependable source of material for future supply chain options. Such evaluations may lead to the signing of definitive agreements between us and UrAmerica related to particular projects. Through this memorandum, we and UrAmerica aim to build the mining and milling capacities of the uranium supply chain in Argentina with the intention to be a part of the uranium fuel cycle exports into the U.S. Under the memorandum, we will pursue (i) favorable uranium offtake agreements, (ii) potential investments in mineral production and (iii) fuel-cycle infrastructure, and (iv) future joint ventures or related collaboration. One of our goals in entering into the memorandum is to help modernize Argentina’s nuclear sector while strengthening U.S. energy security by sourcing materials for nuclear fuel from a reliable partner.

●	Nuclear Consultation Services. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. This business opportunity represents our nearest term revenue generating opportunity. Our goal is to start providing nuclear service support and consultation services for the nuclear energy industry in 2025. As part of our domestic initiatives, following our collaboration with Digihost Technology Inc. (“Digihost”) in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement. We are currently under discussion with Digihost about providing consulting services to them in future, but as of the date of this Report, we have not entered into any definitive agreement with them. We are also currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services.

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

Overview of Operational Plan and Estimated Timelines for Corporate Achievements

We continue to benefit from a global nuclear energy renaissance driven by several long term, sustainable growth trends and significant regulatory tailwinds. These include growth in AI data centers, industrial reshoring, and broader electrification, all driving a significant need for clean and reliable power, energy sustainability and independence, and climate mandates requiring reliable zero-emissions energy. All of this comes in an era of unprecedented bipartisan legislative and policy support in the U.S. for nuclear energy. Equally important, there is broad recognition that advanced reactors like the ones we are developing will be critical to future clean energy infrastructure.

Over the next twelve months, we will continue to progress the development of our advanced reactors and our vertically integrated business plan, with estimated expenditures to be approximately $40 million. This allocation comprises approximately $25 million dedicated to the research, development, and physical test work of our microreactors and other technologies, such as our ALIP technology and fuel transportation system. A further amount of approximately $10 million will be allocated to the development of our planned HALEU fuel processing facilities alongside LIST, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $5 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We may also utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets. As such, and for a variety of other factors, our estimated expenditures may differ substantially from the above estimates.

In early April 2025, we signed a strategic collaboration with UIUC to construct the first KRONOS MMR™ research reactor on the university’s campus. In mid-April 2025, we launched a recruitment initiative focused on the Midwest region to support our ambitious plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ in both the United States and Canada. In late April 2025, the NRC issued its final Safety Evaluation (SE) approving the Fuel Qualification Methodology Topical Report (FQM TR) for the advanced fuel design to be used in our KRONOS MMR™. In July 2025, we announced that we will provide critical engineering and environmental services for our planned construction and deployment activities at UIUC for the KRONOS MMR™. We anticipate submitting our construction permit application to the NRC towards the end of 2025 or early 2026, and receiving the construction permit later in 2026. However, there can be no assurance that we will be able to meet this anticipated timeline, as the submission is subject to the completion of ongoing technical, regulatory, and operational preparations, which may be affected by factors beyond our control. Notwithstanding the foregoing, this is expected to be the first construction permit for a microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

Given our corporate emphasis on the KRONOS MMR™ reactor and the fact that all of our reactor designs, except for ODIN, are high-temperature gas-cooled reactors, we are considering strategic alternatives for ODIN. These alternatives are intended to monetize our investment in the project to date and enable us to allocate more time and resources to the KRONOS MMR™ reactor and our other designs and technologies.

We have already made material progress with the KRONOS MMR™, including affirming the collaboration for this project with UIUC; however, we have not yet determined a definitive timeline for demonstration, licensing and commercial launch of this reactor, but when considering construction timelines, licensing timeframes, sourcing key materials and fuel, we estimate the early 2030s for commercial readiness.

With respect to the LOKI MMR™ system, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2025, both domestically and internationally.

Readers are cautioned that no assurances can be given that we can meet successfully the above-mentioned timelines. We are examining strategic acquisitions to expand our business and consultancy services. We have commenced several material discussions with potential targets for such acquisitions, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions.

Moreover, the outlined expenditures and the anticipated timelines for execution of our plans discussed above and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations are estimations only. These are inherently subject to change due to certain factors, including adjustments in the microreactor development plan and uncertainties associated with the governmental licensing approval process. Given that these elements may exceed our initial expectations or lie beyond our control, we cannot guarantee the accuracy of the actual expenditures and timelines.

As of the date of this Report, we have not generated any revenues. We have incurred accumulated net losses of $49,450,447 since inception through June 30, 2025.

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

With respect to the KRONOS MMR™ and the LOKI MMR™, notwithstanding our progress with UIUC and otherwise for the KRONOS MMR™ project as described, given that we only recently acquired these assets, we are still in the process of fully assessing and developing demonstration, licensing and commercial launch timelines for these assets. However, we believe the designs for these systems are fairly advanced, and our plan for 2025 is to leverage the efforts of the prior owner of these assets and develop more definitive schedules for these systems as we also work to integrate them and associated patents into our overall microreactor programs.

Development of Fuel Processing Business

We believe, based on our market research, that no small modular reactor (“SMR”) ir microreactor company is currently developing a full fuel supply chain to produce fuel for their reactors. Our strategy to create the fuel for our own reactors and also to position our company to supply fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. Through our investment and collaboration with LIST, which we believe is the only U.S.-origin and patented laser uranium enrichment company, our goal is to progress towards being what we believe will be the only vertically integrated microreactor business in the country. This would give our business an enormous competitive advantage for both our own reactor development and establishing multiple sources of future revenue to de-risk our company. Currently, we believe, based on our market research, that no SMR or microreactor has any sales revenue, inhibiting the ability for any reactor company to progress, we are building a different and more robust business model.

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

Our Business Services and Consulting Business

We have identified an opportunity for more immediate revenue for our company by acquiring more expertise to advance our businesses and deploying those personnel as part of a consulting and services business. We have already identified several nuclear services and consultancy providers, which have been assessed as potentially suitable for acquisition by our company. We have concentrated on identifying small teams with expert personnel, with good portfolios of work and existing contracts, and good expansion potential, which would provide us with immediate revenue post-acquisition. We believe we are in a competitively advantageous position to expand these acquired businesses with the highly qualified teams it has built over the previous years. This expansion potential can be further complemented by the education programs we are assembling with the Cambridge Nuclear Energy Centre, part of the University of Cambridge, which will involve the sponsorship of MSc and PhD Nuclear programs to produce the next generation of qualified nuclear energy personnel. Part of our education sponsorship programs will involve providing work to the qualifying individuals after they have completed their programs, allowing for further expansion of the nuclear services we are able to offer clients. In furtherance of this effort, in early August 2024 we announced that we have joined the University of Cambridge Nuclear Industry Club to further our collaboration with Cambridge and our efforts to foster and recruit the next generation of nuclear researchers and engineers. With an expanded team we plan to retain or acquire, we will market our expertise and deploy consultants to both government and private industry nuclear projects. Consultants will be hired out for either hourly rates, or for contractual periods and weekly or monthly rates depending on the project type and scope. The acquisitions and their subsequent expansions will also provide in-house expertise, at greatly reduced costs, which we can utilize for our own research and development, streamlining our company while expanding our technical and human capital capacity.

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors (most notably our KRONOS MMR™) across the country upon licensing approval. Our KRONOS MMR™ reactor system has already undergone important pre-licensing activities, including the submission of a Regulatory Engagement Plan, several White Papers and Topical Reports, and NRC approval for Fuel Qualification Methodology for the advanced fuel design to be used in our KRONOS micro modular reactor energy system. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC (and, as applicable, Canadian and other regulators) and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC and other applicable authorities to permit the commercial deployment of microreactors. The NRC inspects the site construction at new fuel cycle facilities and only approves the facility’s capability to possess nuclear material after ensuring that the facility’s safety controls are robust and able to safely handle these materials. Fuel cycle facilities must comply with the regulatory requirements established by the NRC. The facility will need to acquire an NRC license containing site-specific requirements that the facility is required to comply with. Each license is unique and is specific to the nuclear material and hazards present at the fuel cycle facility. To obtain a license will involve significant communication and interaction between the NRC and our company. NRC safety oversight includes three important components: NRC inspection, the routine assessment of each licensee’s performance, and enforcement in the case that the regulatory requirements are not met. Our company has identified the potential sites and will work with the NRC through the process established under the National Environmental Policy Act of 1970, which will begin when a federal agency develops a proposal to take a major federal action.

Technology Acquisitions and Collaborations

During 2024 and 2025, we made announcements regarding our acquisition and development of complementary nuclear pump technology (the ALIP technology) as well as non-binding memoranda of understanding with third party collaborators to explore (i) the use of our microreactors in remote artificial intelligence data centers, the use of artificial intelligence in modernizing the nuclear regulatory and licensing process and (iii) development of nuclear fuel and microreactor capabilities in several non-U.S. jurisdictions in both Africa and South America. We expect that a material aspect of our business will involve continuing to develop, identify or seek to collaborate on, or acquire novel and beneficial technology for our company, and to support advanced nuclear technology both in the U.S. and around the world. Our inability to growth our company through such acquisitions or collaborations could have a material adverse effect on our business.

Loss of EGC and Smaller Reporting Company Status

As of June 30, 2025, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of September 30, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of March 31, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of September 30, 2025. Beginning with the fiscal year ended September 30, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.

Results of Operations

We are an early-stage, pre-revenue company, and our historical results may not be indicative of our future results. We are also growing rapidly, deploying investor capital to achieve key corporate milestones and create value for our shareholders. Accordingly, given these circumstances, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Comparison of the Three Months Ended June 30, 2025 and the Three Months Ended June 30, 2024

Revenue

We have not generated any revenue from our inception through June 30, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $1,646,701, or 82%, to $3,666,513 for the three months ended June 30, 2025, compared to $2,019,812 for the comparative period ended June 30, 2024, primarily due to increased expenses from research and development of our microreactors as well as research and development related equity-based compensation during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the three months ended June 30, 2025 and 2024, $665,147 and $0, respectively, of our research and development expenses corresponded to equity-based compensation.

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

General and administrative expenses increased by $3,022,953, or 131%, to $5,324,260 for the three months ended June 30, 2025, compared to $2,301,307 for the comparative period ended June 30, 2024, primarily due to additional office and staff costs to support our research and development activities, professional fees for legal and audit costs, and equity-based compensation during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, general and administrative expenses primarily consisted of $2.6 million in personnel costs, including $0.3 million in equity-based compensation, and $1.0 million in professional fees. During the three months ended June 30, 2024, general and administrative expenses primarily consisted of $0.7 million in personnel costs.

Revaluation of Contingent Consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $401,500 for the three months ended June 30, 2025, compared to $385,500 for the comparative period ended June 30, 2024, corresponding to our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended June 30, 2025 and 2024, we earned interest income of $1,526,690 and $38,372, respectively, on our cash held at a financial institution. During the three months ended June 30, 2025 and 2024, we earned $250,000 and $0, respectively, from consulting services. During the three months ended June 30, 2025 and 2024, we earned $21,000 and nil, respectively, from a lease agreement with LIST, a related party.

Comparison of the Nine Months Ended June 30, 2025 and the Nine Months Ended June 30, 2024

Revenue

We have not generated any revenue from our inception through June 30, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $8,453,612, or 299%, to $11,283,979 for the nine months ended June 30, 2025, compared to $2,830,367 for the comparative period ended June 30, 2024, primarily due to research and development related equity-based compensation as well as increased expenses from research and development of our microreactors during the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the nine months ended June 30, 2025 and 2024, $5,365,224 and nil, respectively, of our research and development expenses corresponded to equity-based compensation.

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

General and administrative expenses increased by $18,962,496, or 416%, to $23,516,008 for the nine months ended June 30, 2025, compared to $4,553,512 for the comparative period ended June 30, 2024, primarily due to equity-based compensation, professional fees for legal and audit costs, and additional office and staff costs to support our research and development activities during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. During the nine months ended June 30, 2025, general and administrative expenses primarily consisted of $16 million in personnel costs, including $12.1 million in equity-based compensation and $3.5 million in professional fees. During the nine months ended June 30, 2024, general and administrative expenses primarily consisted of $1.7 million in personnel costs, of which $152,457 corresponded to equity-based compensation.

Revaluation of Contingent Consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $1,004,000 for the nine months ended June 30, 2025, compared to $385,500 for the comparative period ended June 30, 2024, corresponding to our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the nine months ended June 30, 2025 and 2024, we earned interest income of $3,474,321 and $109,559, respectively, on our cash held at a financial institution. During the nine months ended June 30, 2025 and 2024, we earned $250,000 and $nil, respectively, from consulting services. During the nine months ended June 30, 2025 and 2024, we earned $63,000 and nil, respectively, from a lease agreement with LIST, a related party.

Liquidity and Capital Resources

We believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. Although we have negative operating cash outflows of $14,713,509 for the nine months ended June 30, 2025, and $5,953,795 for the nine months ended June 30, 2024, we had approximately $210 million in cash as of June 30, 2025 (compared to approximately $28.5 million as of September 30, 2024) and working capital of approximately $209 million as of June 30, 2025 (compared to approximately $27.5 million as of September 30, 2024). We received approximately $15.7 million from exercises of investor warrants, $2.2 million from exercises of stock options, and net proceeds of approximately $191 million from our registered follow-on offering in October 2024, our November 2024 private placement offering, and our May 2025 private placement offering. While we have more than sufficient capital to fund our planned operations for the next twelve months and beyond that, in order to achieve our long-term plans, we expect to raise substantial additional capital or secure other sources of financing to support our operations and growth in future.

The future development of our business towards ultimate commercialization of our products will require significant amounts of cash resources, in the hundreds of millions of dollars at least. Since we do not anticipate generating meaningful revenues for several years, we intend to finance our future cash requirements for capital expenditures, research and development and business development activities and general working capital through public or private equity or debt financings, third-party (including government) funding, or any combination of these approaches. Towards that end, in July 2025 we filed a universal shelf registration statement which, if and when declared effective by the SEC, will allow us to raise up to $620 million in funding. Included in such registration is a $400 million “at the market” offering program. As we raise additional funds through further issuances of equity or equity-linked instruments, our existing stockholders could suffer significant dilution. Moreover, no assurances can be given that we will be able to raise required funding on favorable terms, if at all, and our inability to raise additional funding when needed could have a material adverse effect on our company and results of operations and could cause our business to fail.

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $49.5 million and negative operating cash flow during the nine months ended June 30, 2025 and 2024. Management expects that operating losses and negative cash flows may increase from the fiscal 2025 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete the design, construction, demonstration, regulatory licensing and ultimately commercialization of our reactors in development and other technologies and contemplated services.

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

Management is of the opinion that sufficient working capital is available to meet our company’s liabilities and commitments as they come due for at least the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. As described above, in order to achieve our company’s long-term strategy, our company expects to raise substantial additional capital or secure other sources of financing to support its business plan and growth.

Summary Statement of Cash Flows for the Nine months Ended June 30, 2025, and the Nine months Ended June 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Nine months Ended June 30, 2025	For the Nine months Ended June 30, 2024
Net cash used in operating activities	$(14,713,509)	$(5,953,795)
Net cash used in investing activities	(12,876,519)	-
Net cash provided by financing activities	209,265,146	12,790,532
Net increase in cash	$181,675,118	$6,836,737

Cash Flows used in Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2025 was $14,713,509, which consisted of our net loss of $32,016,666, net of non-cash items of $18,820,923, and net of changes in working capital accounts of $1,517,766.

Net cash used in operating activities for the nine months ended June 30, 2024 was $5,953,795, which consisted of our net loss of $7,659,820, net of non-cash items of $992,850, and net of changes in working capital accounts of $713,175.

Our cash used in operating activities increased by $8,759,714 during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, due to an increase in net loss and changes in working capital accounts. The significant increase in cash used in operating activities during the nine months ended June 30, 2025, when compared to the nine months ended June 30, 2024, was primarily due to increased research and development activities, additional regulatory and staff costs to support our research and development activities, and additional office and professional fees during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.

Cash Flows used in Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2025 was $12,876,519, which consisted of $9,075,045 of cash paid for the acquisition of the USNC Assets that closed on January 10, 2025 and consisted of $3,801,474 of cash paid for additions to property, plant and equipment.

Net cash used in investing activities for the nine months ended June 30, 2024 was $nil.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2025 was $209,265,146, which consisted of approximately $15.7 million from exercises of warrants, $2.3 million from exercises of stock options, and net proceeds of approximately $191 million from our registered follow-on offering in October 2024, its November 2024 private placement offering, and its May 2025 private placement offering.

Net cash provided by financing activities for the nine months ended June 30, 2024 was $12,790,532, which consisted of $14,253,937 in cash received from the issuance of shares of common stock less $1,408,405 in offering costs and less a $55,000 payment of deferred offering costs.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and September 30, 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are currently a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to a material weakness identified during such period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of fiscal 2025, we identified a material weakness in internal control over financial reporting related to ineffective general information technology controls applicable to certain cloud-based information technology systems that are relevant to our financial reporting processes and system of internal control over financial reporting. As a result, our business process automated and manual controls that are dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted. However, this material weakness did not result in any identified misstatements to the financial statements or restatement of prior-period financial statements, and there were no changes in previously released financial results. We are in the process of determining measures to remediate the general information technology controls identified by establishing enhanced controls. These enhanced controls once established will be tested for effectiveness in future periods. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented.

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

Attestation Report of the Registered Public Accounting Firm

As of June 30, 2025, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As such, we are permitted to take advantage of certain reduced disclosure and reporting requirements applicable to such companies in this and future filings. However, we will cease to qualify as an emerging growth company and a smaller reporting company as of September 30, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of March 31, 2025, and we will have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 12 calendar months and have filed at least one annual report as of September 30, 2025. Beginning with the fiscal year ended September 30, 2025, we will be subject to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, we will incur additional expenses in connection with compliance with these regulations and our management will need to devote additional time and effort to implement and comply with such requirements.

Changes in Internal Control over Financial Reporting

Except for the control deficiencies discussed above that have been assessed as a material weakness as of June 30, 2025, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

We are currently a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	S-1	333-278076	3.1	March 19, 2024
3.2	Certificate of Amendment to Articles of Incorporation of the Company	S-1	333-278076	3.2	March 19, 2024
3.3	Amended and Restated Bylaws of the Company	S-1	333-278076	3.3	March 19, 2024
4.1	Underwriter’s Warrant, dated May 10, 2024	8-K	001-42044	4.1	May 13, 2024
4.2	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.2	July 15, 2024
4.3	Underwriter’s Warrant, dated July 15, 2024	8-K	001-42044	4.3	July 15, 2024
4.4	Underwriter’s Warrant, dated October 25, 2024	8-K	001-42044	4.2	October 25, 2024
4.5	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.1	October 25, 2024
4.6	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors	8-K	001-42044	4.1	November 27, 2024
10.1	2023 Stock Option Plan #1	S-1	333-278076	10.8	March 19, 2024
10.2	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #1	S-1	333-278076	10.9	March 19, 2024
10.3	2023 Stock Option Plan #2	S-1	333-278076	10.10	March 19, 2024
10.4	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #2	S-1	333-278076	10.11	March 19, 2024
10.5	2025 Equity Incentive Plan	Schedule 14A	001-42044	Annex A	February 28, 2025
10.6	Form of Securities Purchase Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.1	May 29, 2025
10.7	Form of Registration Rights Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.2	May 29, 2025
10.8	Placement Agency Agreement, dated May 26, 2025, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-42044	10.3	May 29, 2025
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: August 14, 2025	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

