Form 10-K
period 2025-09-30
Nano Nuclear Energy Inc.
filed 2025-12-18
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of its voting and non-voting common equity held by non-affiliates was $703,834,174 based on the last reported sale price of our common stock on The Nasdaq Capital Market, which was $26.46 per share on March 31, 2025.

As of December 16, 2025, there were 50,474,294 shares of common stock issued and outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans; future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; and capital allocation. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “seek,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “assumption” or “judgment” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges and factors summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed nuclear reactors or other products, technologies or services we are developing.

●	Our ability to source or internally develop the necessary fuel and material supply chain to power our next generation of advanced nuclear reactors.

●	Our ability to source or internally develop the required transportation capabilities to move our reactors, their fuel, and other special materials critical to the commercial deployment of our reactor systems.

●	Our ability to build internally, and to externally provide, nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	The ability of key third party collaborators including, without limitation, The University of Illinois Urbana-Champaign, to perform their obligations to us and meet goals and timelines as expected.

●	Assumptions relating to the size of the market for our nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as a pre-revenue company in a rapidly evolving, complex and highly competitive industry with a business model that is still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other risks identified in this Report including, without limitation, those under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” as such factors may be updated from time to time in our other filings with the SEC.

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

Risks Related to Our Industry and Business

●	We have incurred losses and have not generated any revenue since our inception. We anticipate that we will continue to incur losses, and expect that we will not generate meaningful revenue for the foreseeable future.

●	We are a pre-revenue company in an emerging market with an unproven business model, new and unproven technologies, and a short operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of your investment.

●	Our business plans will require us to raise substantial additional amounts of capital. Future capital needs will require us to sell additional equity or debt securities that will dilute or subordinate the rights of our common stockholders. In addition, we may be unable to secure government grants as part of our funding strategy.

●	We and our officers and directors are presently parties to securities law and fiduciary duty lawsuits relating to our public statements made since our initial public offering. Our reputation may be damaged by these suits, and if we are unable to have them dismissed or should we receive adverse outcomes, our business and results of operations may suffer, including as a result of our indemnification obligations to our directors and officers.

●	The failure of production and commercialization of our nuclear microreactors as planned, including within the timelines we currently anticipate, will adversely and materially affect our business, financial condition, and result of operations.

●	We are in the process of developing nuclear fuel facilities designed to supply products and materials necessary for the successful operation of the growing advanced nuclear energy industry. The failure of completion and operation of any such facility as planned will adversely and materially affect our business, financial condition, and result of operations.

●	We plan to produce a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of HALEU fuel around North America and worldwide. The failure of production and commercialization of such products as planned will adversely and materially affect our business, financial condition, and result of operations.

●	We aim to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. Failure to do so as planned will adversely and materially affect our business, financial condition, and result of operations.

●	We have undertaken and will continue to pursue strategic acquisitions. These acquisitions may be difficult to consummate and integrate and may create losses for us or not provide us with the anticipated benefits. We may not be able to successfully integrate our previous and future acquisitions or generate sufficient revenues or earnings from future acquisitions, which could cause our business to suffer.

●	Two of our executive officers are presently engaged by us on an independent contractor basis, and two of our executive officers are engaged by us as employees. Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and Dr. Florent Heidet, our Chief Technology Officer and Head of Reactor Development, are employed under employment agreements. Almost all of our executive officers have management, advisory or directorship positions with other companies and may allocate their time to other businesses, which may pose certain risks in fulfilling their obligations with us.

iii

Risks Related to Our Intellectual Property

●	If we fail to develop, gain approval for, protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.

●	We rely on our unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

●	We may be accused of infringing intellectual property rights of third parties and be subject to content restrictions under relevant laws, which may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Regulation and Compliance

●	Our business is subject to a wide variety of extensive and evolving government laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.

●	If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our non-compliance, which could harm our business.

General Risks Associated with Our Company

●	We are highly dependent on our senior management team and other highly skilled personnel. If we are unable to attract, retain and maintain highly qualified personnel, including our senior management team, we may not be able to implement our business strategy and our business and results of operations could be harmed.

●	Mr. Jay Jiang Yu, our President, Secretary, Treasurer, and Chairman of the Board, has a significant influence over our company due to his ownership of a material percentage of our outstanding common stock. Also, his interests may not always be aligned with the interests of our other stockholders, which may lead to conflicts of interest that harm our company.

●	Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting system. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

●	We are subject to cybersecurity risks.

●	We will continue to incur significantly increasing costs as a result of, and devote substantial management time to operating as, a public company.

●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Risks Related to Ownership of Our Common Stock

●	The trading market for our common stock is relatively new, and consistently robust and liquid trading market may not develop or be sustained over the long term.

●	The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	Future sales of our securities or warrants exercisable for our common stock may depress our stock price.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	Our directors, executive officers and principal stockholders will continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

●	If we issue equity securities in the future, your ownership in us could be diluted.

●	We do not anticipate declaring any cash dividends on our common stock, which may adversely impact the market price of our stock.
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

●	We have a limited number of authorized shares of our common stock available for issuance which may limit our ability to issue securities in connection with capital raises for acquisitions or strategic partnerships or as compensation to our employees and directors in the future, unless we obtain stockholder approval to amend our amended articles of incorporation, referred to herein as our charter. Our inability to issue shares of our common stock could materially adversely affect our business and strategy.

iv

ITEM 1. Business

Overview

We are a nuclear energy and technology company, developing smaller, simpler, and safer advanced clean energy solutions, utilizing proprietary reactor designs, intellectual property, and research methods, to contribute towards a sustainable future. Led by a world class scientific and management team, our business plan involves comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing cutting edge advanced nuclear microreactors. Our dedication extends further, encompassing ambitions within the commercial nuclear fuel transportation sector, the nuclear energy fuel supply chain, technology development, and nuclear consulting services.

Currently, we are in the pre-revenue stage and are principally focused on four business lines as part of our development strategy:

●

Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, with our principal focus centered on our KRONOS MMR™ Energy System. This high technology readiness level (or TRL), high-temperature gas-cooled reactor (or HTGR), Tristructural-Isotropic (or TRISO) fueled reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation.

Our portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment which is also a HTGR utilizing TRISO fuel, and ZEUS™ reactor, a portable modular solid core battery reactor. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch these products in the 2030s, and we are aiming to commercially launch the KRONOS MMR™ Energy System first in the early 2030s as we are currently dedicating the most time and resources to such product. However, this timeline is subject to various uncertainties, including ongoing planning and development activities, as well as potential regulatory, operational, and market-related factors, any of which may materially affect both the feasibility and timing of the launch. Accordingly, there can be no assurance that we will be able to launch the business as currently anticipated, or that such launch will occur within the 2030s, if at all. We also own the rights to the ODIN™ reactor, a portable modular low pressure coolant reactor, which we are currently in the process of selling as described below.

January 2025 Acquisition of KRONOS and LOKI Assets

On January 10, 2025, we closed the acquisition of certain assets related to the KRONOS MMR™ Energy System and the LOKI MMR™ Energy System from Ultra Safe Nuclear Corporation (“USNC”). These assets (the “USNC Assets”) included (i) five contracts with third-party collaborators, (ii) 38 issued, pending or published patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired assets, (iii) rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and (iv) the business records of the USNC Assets and related rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada.

The USNC Assets also included certain Canadian assets relating to both the KRONOS MMR™ Energy System and certain Canadian intellectual property rights relating to the LOKI MMR™ (the “Canadian Assets”). The Canadian Assets include, among other assets: (i) three contracts with Canadian authorities, including a license application (the “Chalk River License Application”) with the Canadian Nuclear Safety Commission (“CNSC”) associated with a KRONOS MMRTM reactor demonstration project at Chalk River Laboratories located in Ontario, Canada (the “Chalk River Project”), (ii) the equity interests of a Canadian partnership that was believed at the time to hold the Chalk River License Application (the “Canadian Partnership”), and (iii) rights related to the Chalk River Project. The transfer of the Chalk River License Application and certain other of the Canadian Assets (such assets, the “Consent Assets”) required the consent of certain Canadian governmental entities, including the CNSC (the “Canadian Consents”). We established an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents were not received within 90 days after the closing, we had the right to terminate the acquisition of the Consent Assets, receive the return of $250,000 held in escrow and forfeit our rights to the Consent Assets. Our right to acquire the Consent Assets was established pursuant to an option arrangement with our Chairman and President and his affiliated entities as described below.

We closed our acquisition of the USNC Assets (including the Canadian Assets which were not Consent Assets, consisting of Canadian intellectual property rights) on January 10, 2025. The USNC Assets were acquired free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. We consider this purchase price to be advantageous for us as we believe based on publicly available information that USNC raised over $120 million for the development of the KRONOS MMR™ Energy System and that a major data center operator had conducted due diligence on the project while it was being developed by USNC. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the court overseeing USNC’s bankruptcy, approved the sale of the USNC Assets to us, including the Canadian Assets, which approval included our right to assign our purchase rights to the Consent Assets.

We were first made aware of the bankruptcy sale opportunity for the USNC Assets a few weeks before the bankruptcy auction was scheduled to take place. As such, the process of bidding for and documenting the purchase was very expedited and provided us with only a limited ability to conduct full due diligence on the USNC Assets, particularly the Canadian Assets. Moreover, we were made aware at that time that certain Consent Assets (specifically the Canadian Partnership) could be encumbered by liabilities that could not be cleared through USNC’s U.S. bankruptcy process, thus creating a risk to us should we assume such liabilities. To enable our ability to continue diligence of the Consent Assets to ensure we acquired the correct assets and did not assume or become exposed to any unknown liabilities, on the closing date of the USNC Asset acquisition, we assigned our rights to acquire the Consent Assets to Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and certain existing Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). Accordingly, on January 10, 2025, we entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which we received an option back from Mr. Yu and the Yu Entities to acquire for nominal consideration, for a period of five years beginning with the receipt by the Yu Entities of the Consent Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian Partnership, the other Consent Assets or the material assets and business of the Canadian Partnership. The assignment of the right to acquire the Consent Assets and the Yu Option Agreement were unanimously approved by our disinterested directors. Given the uncertainties regarding the Consent Assets at that time, we believe this option arrangement was the most efficient and cost-effective structure (particularly since the option was exercisable by us for only nominal consideration) for us to close the bankruptcy sale and secure the right to acquire Consent Assets, while also preserving our ability to progress the KRONOS project in Canada and facilitate the Canadian Consents.

2

Acquisition of GFPL and 2025 Progress with Chalk River Project

During 2025, we sought Canadian Consents for the Consent Assets (most notably, the Chalk River License Application). As part of our continuing due diligence, we learned that a USNC affiliate called Global First Power Ltd. (“GFPL”), and not the Canadian Partnership, was in fact the holder of the Chalk River License Application. Further, we were informed by the CNSC that the Chalk River License Application could not be transferred and that only GFPL itself could complete the Chalk River License Application and obtain the license for the Chalk River Project or, alternatively, we or our subsidiaries or designees would need to file a new application with the CNSC. Accordingly, we determined that the most efficient course of action for our company to continue the Chalk River Project would be for us to acquire GFPL itself and thereby acquire the Chalk River License Application. As a result, on August 14, 2025, The RPWI Liquidating Trust, a Delaware liquidating trust created pursuant to USNC’s plan of liquidation in bankruptcy, GFPL, our company and our subsidiary Kronos MMR Inc. entered into a Purchase Agreement (the “GFPL Purchase Agreement”) pursuant to which Kronos MMR agreed to purchase all of the equity interests of GFPL and any other assets of GFPL that are specified in the GFPL Purchase Agreement (including the rights to the Chalk River License Application), free and clear of all liens, claims, encumbrances and other interests. The purchase price for GFPL was our assumption of an approximately $0.65 million liability, which was the amount owed by GFPL to the CNSC for pre-petition bankruptcy claims, plus any other amounts payable to CNSC for the Chalk River License Application which first arise and relate to, or become due and payable in the ordinary course after the closing of such acquisition, plus a $15,000 expense reimbursement allowance. On September 2, 2025, the GFPL Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, and on October 16, 2025, such transaction was closed. We expect to pay the $0.65 million assumed liability using cash on hand in the near future.

As a result of the foregoing, neither the Yu Entities nor our company formally acquired the Consent Assets, and given our subsequent due diligence and discussions with CNSC following our acquisition of the USNC Assets, we have determined that (i) our acquisition of GFPL provides us with all of the rights and assets we require from USNC to progress the Chalk River Project, (ii) the Consent Assets subject to the Yu Option Agreement are immaterial to our plans and need not be acquired, with the result that we expect to terminate     the Yu Option Agreement and (iii) given that the Canadian Consents were not achieved on a timely basis, we intend to seek a return of the $250,000 escrow amount. In late October 2025, we announced our rebranding of GFPL to the name True North Nuclear.

Our KRONOS MMR™ Reactor and Key Collaboration with The University of Illinois

The KRONOS MMR™ reactor is our lead reactor development project, and we are currently prioritizing this project over our other microreactors in development. It is a stationary reactor design that targets new markets beyond those targeted by our smaller microreactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ reactor will also target larger population centers, larger industrial operations, industrial heat for larger industries, and data and artificial intelligence centers for the tech industry. The KRONOS MMR™ design incorporates negative reactivity feedback, passive heat removal, passive shutdown characteristics, and uses helium — an inert gas — along with TRISO fuel. These features allow the reactor to safely dissipate heat without operator intervention or external power.

3

On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with The Board of Trustees of the University of Illinois (referred to for these purposes as “U of I”) that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with The University of Illinois Urbana-Champaign (“UIUC”) for the KRONOS MMR™ project. Under the Sponsored Research Agreement and its amendments (the “UIUC Agreement”), our company, in collaboration with U of I, will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. The UIUC Agreement as entered into with U of I is effective January 1, 2022, and will terminate on February 28, 2027, unless terminated earlier, for convenience by either party by providing 30 days’ advance written notice, for material breach by either party that is uncured within 30 days after providing notice, or immediately upon notice, if (i) the parties cannot agree on an acceptable successor U of I principal investigator for the project (if either of the current U of I principal investigators become unable to perform), (ii) we are declared insolvent, cease (or threaten to cease) to carry on our business, or an administrator or receiver has been appointed over all or part of our assets; (iii) we fail to pay promptly research costs to U of I under a budget not to exceed approximately $3.4 million; or (iv) either party is debarred or excluded from participating in any government program. Under the UIUC Agreement, each party owns the inventions it develops alone, and any inventions developed together are jointly owned. At our request and expense, U of I will file patent applications in the United States and foreign countries for any U of I or joint inventions. With U of I approval, we may control patent application filing, prosecution, and maintenance. We have also received a non-exclusive, non-transferable royalty-free license to practice each U of I invention for commercial purposes within the field of nuclear energy. In mid-April 2025, we launched a recruitment initiative focused on the Midwest region to support our plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ Energy System in both the United States and Canada.

In late April 2025, the U.S. Nuclear Regulatory Commission (“NRC”) issued its final Safety Evaluation (SE) approving the Fuel Qualification Methodology Topical Report (FQM TR) for the advanced fuel design to be used in the KRONOS MMR™ Energy System. The FQM TR is a technical document that defines the analytical framework and testing approach by which irradiation data and fuel performance information will be evaluated to demonstrate that the KRONOS MMR™ fuel meets NRC safety and reliability requirements. Approval of the FQM TR does not in itself authorize construction or operation of the KRONOS MMR™ reactor; rather, it provides regulatory acceptance of the methodology that will be used to qualify the fuel in subsequent testing and licensing steps. This milestone is significant because it reduces licensing uncertainty by establishing NRC-endorsed criteria for demonstrating that the fuel will perform as intended under both normal operating and accident conditions. The next stages in the regulatory process, all of which we anticipate completing by early 2026, include completing the associated safety and environmental analyses, and submitting an application for a construction permit for the KRONOS MMR™ reactor at UIUC. We plan to submit the construction application for the KRONOS MMR™ reactor in early 2026 and anticipate receiving the approval in the first half of 2027, subject to the NRC’s review process. The duration of the NRC’s review depends on the scope and content of the application, and licensing for advanced reactors may extend over several years. The NRC’s approval of the FQM TR therefore marks the beginning of the staged regulatory process that we must complete in order to obtain authorization to construct and ultimately operate KRONOS reactors.

As of the date of this Report, we have already made material progress with the KRONOS MMR™, including affirming the collaboration for this project with UIUC; however, we have not yet determined a definitive timeline for demonstration, licensing and commercial launch of this reactor, but when considering construction timelines, licensing timeframes, sourcing key materials and fuel, we estimate the early 2030s for commercial readiness.

We believe that the diversity of our products in development positions us to capitalize on growing financial investment and societal momentum driving advanced nuclear energy technologies on a global scale across multiple different areas. We will leverage our world-class technical team to analyze and optimize these technologies, key components, and intellectual property, before integrating them into its operational frameworks and ongoing innovative efforts. We also intend to build upon and strengthen the extensive industry relationships that USNC established during its operations, including those with UIUC and the Canadian Government to build prototype reactors. Once operational in the future, our plan is to be able to sell a majority of the energy produced at the UIUC using the KRONOS MMR™ reactor, with UIUC retaining a portion for its own use.

Our Other Microreactor Projects

Our LOKI MMR™ reactor directly benefits from the advancement and development of the KRONOS MMR™ reactor, as both share similar technological features. Accordingly, the development timeline of LOKI MMR™ reactor is expected to be analogous to that of KRONOS MMR™ reactor.

The portable LOKI MMR™ reactor will target multiple applications, including remote locations unsuitable for larger reactor systems, such as islands; remote industrial operations, such as mining and oil and gas projects; and extra-terrestrial applications that require consistent power. The commercial deployment of the LOKI MMR™ reactor is expected to depend primarily on demonstrated market demand and customer interest, which may incentivize us to invest in the construction of a prototype or demonstration reactor and to initiate the licensing process with the NRC. As of the date of this Report, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor. We expect to commercially launch the LOKI MMR™ reactor in the 2030s.

4

Our ZEUS™ and ODIN™ microreactors have moved from the design stages to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of our modelled reactors and to optimize the dimensions and composition of the systems. We believe there is potential for our ZEUS™ microreactor to be commercially launched in the 2030s. We have conducted and completed external design audits on the ZEUS™ and ODIN™ reactor designs to provide external validation for our designs. The design audits for those reactors were conducted and completed by the Idaho National Laboratory (“INL”). Currently, we are actively engaged in the engineering development and design optimization of the ZEUS™ reactor, while undergoing a proposed sale process for ODIN™ technology. We are evaluating the most effective means of tailoring our technology to address specific key markets, particularly military and remote applications that require smaller power outputs, for which we believe the ZEUS™ reactor is suited to supply. Upon the conclusion of these evaluations, we plan to accelerate our development of the ZEUS™ technology, including expanding rig test work and collaborating with identified end users to advance a demonstration reactor for licensing. We have had informal meetings with the NRC, informing them of the status of our ZEUS™ microreactor design and the estimated internal timelines for our microreactor developments, with an understanding that definite timelines will be provided once available, to allow the NRC to arrange the necessary personnel to oversee the microreactor licensing process. We increased the size of the technical teams during 2024 and 2025 to expedite the development of the reactor systems, as well as recruiting former NRC personnel to oversee our regulatory licensing processes, and to engage directly with the NRC to facilitate the commercialization planning In March 2025, we announced that we had assembled the first reactor core hardware of our ZEUS™ microreactor for initial non-nuclear testing.

Pending Sale of ODIN™ Reactor Project

Notwithstanding the progress made with ODIN™ technology to date, given our corporate emphasis on the KRONOS MMR™ reactor as our lead project, and the fact that all of our reactor designs, except for the ODIN™ reactor, are within the high-temperature gas-cooled reactor family, we are considering strategic alternatives for ODIN. In September 2025, we signed a letter of intent for the proposed sale of our ODIN™ microreactor design and all associated intellectual property to Cambridge Atom Works, a United Kingdom based advanced reactor developer who is already developing the ODIN™ technology for us on an outsourced consulting basis. This letter of intent called for a total purchase price of $6.2 million, with a $250,000 upfront non-refundable down payment to us and a $5.95 million payment in 2026 as well as future low single-digit royalties payable to us based on net sales if and when ODIN™ technology is commercialized. As of the date of this this Report, the transaction remains subject to execution of definitive documentation and the satisfaction of customary closing conditions. This sale is intended to monetize our investment in the project to date and enable us to allocate more time and resources to the KRONOS MMR™ reactor and our other designs and technologies.

Additional Developments Regarding Our Microreactors

In addition, in August 2024, we purchased a 14,000 sq. ft., 2-story building in Oak Ridge, Tennessee for $1.7 million to house our Nuclear technology branch (“Nuclear Technology Branch”). Michael Norato, Ph.D., an INL and Department of Energy (“DOE”) veteran, was appointed as our Director of Nuclear Facilities and Infrastructure in December 2024. Dr. Norato will oversee the construction, development and licensing of our key facilities, including our 14,000 sq. ft. Oak Ridge, Tennessee Nuclear Technology Branch, as well as our future test bed reactor sites for experiments related to our ZEUS™ microreactor currently in development. He will also lead the establishment of deconversion and fuel processing facilities, helping to further our goal of being a vertically integrated leader in the U.S. nuclear fuel cycle.

In January 2025, we entered into a lease for a facility in Westchester County, New York where we have established a purpose-built facility to assemble and demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. In February 2025, we engaged aRobotics Company, a leading innovator in robotics fabrication, inspection, engineering and testing, to oversee the multimillion dollar build out of this facility. aRobotics has also assisted us with the fabrication of key components for the facility. We committed approximately $3 million to retrofit this facility. In May 2025, we announced the completion of our retrofit of our demonstration facility and the commencement of operations there. Our demonstration facility is currently supporting ongoing work on our SBIR Phase III project for our Annular Linear Induction Pump (ALIP) technology, which has been assembled onto a test loop and integrated to a controllable test setup for variable design validation at the facility. We anticipate commercializing ALIP in 2026.

In July 2025, we announced that we will provide critical engineering and environmental services for our planned construction and deployment activities at the UIUC for our KRONOS MMR™ Energy System. As part of this initiative, we have engaged AECOM, a global infrastructure leader, under a master services agreement to support site-specific engineering, environmental analysis and regulatory planning at UIUC. The agreement lays the groundwork for site-specific engineering in preparation for deploying the first KRONOS MMR™ Energy System at UIUC, a globally recognized hub for nuclear research and innovation. Planned activities include detailed environmental reviews, regulatory pathway planning, and site drilling to obtain the geological data required for submitting a construction permit application to the NRC. We anticipate submitting our construction permit application to the NRC in early 2026, and receiving the construction permit in 2027. However, there can be no assurance that we will be able to meet this anticipated timeline, as the submission is subject to the completion of ongoing technical, regulatory, and operational preparations, which may be affected by factors beyond our control. Notwithstanding the foregoing, this is expected to be the first construction permit for a microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

In tandem with geological characterization work at the UIUC site that commenced in the fourth quarter of 2025, we launched a recruitment initiative in the second half of 2025 focused on the Midwest region to support our plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ in both the United States and Canada. This workforce build-out will consolidate the expertise and provide the personnel necessary to complete the construction permit application and begin construction of the first KRONOS™ reactor prototype on the UIUC campus shortly thereafter. To support this effort, on July 30, 2025, we announced our acquisition of a 2.75-acre land and building package in Oak Brook, Illinois to serve as a regional demonstration and office facility to support the development of the KRONOS MMR™ reactor.

In September 2025, we announced that we signed a 10-year Cooperative Research and Development Agreement (“CRADA”) with the INL. With this agreement, we plan to accelerate our advanced microreactor programs, including the stationary KRONOS MMR™ and portable LOKI MMR™ systems.

On October 7, 2025, we announced that, with the support of Governor JB Pritzker and the Illinois Department of Commerce and Economic Opportunity, we will establish a manufacturing and research and development facility in Illinois. We plan to make an investment of more than $12 million with the support from the Reimagining Energy and Vehicles in Illinois (REV Illinois) program, which is expected to enable us to establish our operations and create 50 new full-time jobs in Illinois. For this effort, we will receive $6.8 million in incentive awards from the REV Illinois program.

Significant capital will be needed to support our facility construction, licensing, fuel qualification testing, regulatory compliance, prototype construction, and workforce expansion for the development of our microreactors. We estimate that the capital costs needed to construct prototype KRONOS MMRTM reactors at the UIUC and Canada over the next several years could be around $300 million to $350 million per reactor. This range reflects inherent uncertainty in building a first-of-a-kind reactor due to several factors that can result in a material increase to these estimates, including site specific factors, the timing and scope of project development and regulatory licensing and supply chain considerations. Subsequent reactors’ capital costs are expected to decline substantially due to supply chain scaling for mass production of components, factory fabrication, modular assembly, and multiple deployments.

5

●

Fuel Processing Business. Through our subsidiary, HALEU Energy Fuel Inc., and in coordination with the DOE, we are seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for our own reactors but also to the broader advanced nuclear reactor industry. We have tentatively identified the site where we intend to construct the facilities and have begun to build the team to design and develop these facilities. However, as of the date of this Report, we have not yet commercially launched our fuel processing business. We expect to launch our fuel processing business in 2026. This timeline is subject to a number of uncertainties, including, without limitation, asset due diligence, contract negotiations, site evaluation, due diligence related to potential conversion facilities, and the acquisition of relevant business, any of which may materially affect both the feasibility and timing of the proposed launch. As a result, there can be no assurance that we will proceed with the launch as currently anticipated, or that the launch will occur in 2026.

The launch of this business can be established through multiple avenues, which are all currently under examination by management. We may consider investing in existing pilot conversion operations, where U₃O₈ is converted into uranium hexafluoride (UF₆). This UF₆ would then undergo an enrichment process before being deconverted and fabricated into nuclear fuel. Alternatively, we may pursue licensing existing conversion technologies to build our own conversion facility. Management is also examining the future acquisition of a uranium mining operation (although we have not entered into any material definitive agreements as of the date of this Report), any of which would signify progress in advancing our strategy to de-risk our fuel supply chain. We are actively evaluating existing pilot conversion facilities in which we may acquire an equity interest through investment in their development, and we are currently conducting the necessary due diligence, although as of the date of this Report, we have not entered into any definitive agreement for such acquisition. In parallel, we are exploring the collaboration opportunities with companies that license conversion technology to assess the potential for the longer-term construction of additional fuel facilities. We are also evaluating uranium mining prospects and considering the acquisition of assets that would support our long-term vertically integrated strategy, although we have not entered into any material definitive agreements as of the date of this Report. We have made a $2 million strategic investment in, and entered into a collaboration with, a laser-based uranium enrichment technology company, LIS Technologies Inc. (“LIST”) (which is a related party), to support the development of their technology. Through this investment and related collaboration, we aim to assist in advancing LIST’s technologies to secure a reliable low enriched uranium fuel supply for our future operations and the broader nuclear energy industry. The parties intend that LIST will provide us with enriched uranium hexafluoride (UF6) at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed upon between the companies in the future. To support LIST, we intend to construct the back end facilities alongside LIST’s enrichment facility, including the deconversion facility. We also leased 7,000 square feet of space at our Nuclear Technology Center in Oak Ridge, Tennessee to LIST. Our relationship with LIST is considered a related party transaction since certain of our executive directors and officers, including Jay Jiang Yu and Dr. Tsun Yee Law, also serve as directors and officers for LIST, and James Walker and Jaisun Garcha serve as consultants to LIST. Our investment in LIST was unanimously approved by all of our disinterested independent directors.

In December 2024, we announced that LIST and our company were selected by the DOE to participate as one of six contract awardees in the DOE’s Low-Enriched Uranium (LEU) Enrichment Acquisition Program (“LEU Acquisition Program”). Under the contract awarded to LIST, LIST was selected as the prime contractor, with our company as the key subcontractor bringing our technical and regulatory expertise in advanced nuclear solutions to the collaboration. LIST will oversee the development of the primary uranium enrichment processes using its novel laser technology, while our company will contribute towards development in the areas of conversion, deconversion, fuel fabrication, and fuel transportation. The total overall amount appropriated under the LEU Acquisition Program across all six contract awardees is anticipated to be $3.4 billion, to be awarded by the DOE via agreed to task orders each having a minimum value of $2 million. We believe that participation in the $3.4 billion LEU Acquisition Program provides technical validation and potential federal contracts to support our operations.

In July 2025, we announced that we have signed a memorandum of understanding with UrAmerica Ltd. (“UrAmerica”), a private exploration company with a package of uranium and other critical metals licenses primarily in Chubut Province, Argentina. The newly signed memorandum formalizes the discussions that we initiated with UrAmerica to explore strategic development across Argentina’s uranium-fuel supply chain. We are currently working together to evaluate specific opportunities that could aid us in securing a dependable source of material for future supply chain options. Such evaluations may lead to the signing of definitive agreements between us and UrAmerica related to particular projects. Through this memorandum, we and UrAmerica aim to build the mining and milling capacities of the uranium supply chain in Argentina with the intention to be a part of the uranium fuel cycle exports into the U.S. Under the memorandum, we will pursue (i) favorable uranium offtake agreements, (ii) potential investments in mineral production and (iii) fuel-cycle infrastructure, and (iv) future joint ventures or related collaboration. One of our goals in entering into the memorandum is to help modernize Argentina’s nuclear sector while strengthening U.S. energy security by sourcing materials for nuclear fuel from a reliable partner.

Additionally, NRC approvals will be required for fuel processing and handling of enriched uranium (including HALEU). We are evaluating the potential for the relevant state authority to assume primary licensing responsibilities, rather than the NRC. Under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), the NRC may enter into agreements with individual states (referred to as “Agreement States”) to delegate regulatory authority over certain nuclear materials and related facilities. Agreement States are authorized to regulate activities involving source material, byproduct material, and certain special nuclear material within their jurisdiction under NRC-approved regulatory frameworks. In practice, this includes the licensing and oversight of uranium mills, conversion facilities, and other facilities handling source material. Any such state-level regulation must remain consistent with NRC requirements and is subject to ongoing NRC review to ensure compliance with federal safety and environmental standards. As of the date of this Report, we have not submitted any applications for approvals from the relevant regulatory authorities with respect to our proposed fuel processing business. Prior to formally commencing operations, we intend to use commercially reasonable efforts to obtain all required approvals, licenses, and permits from NRC, the Agreement States, and DOE, as appropriate, before we formally launch our fuel processing business. We cannot commence commercial fuel processing activities until all such approvals have been granted, and there can be no assurance that the timing, scope, or outcome of the approval process will not affect the launch or development of our business.

Significant capital will be needed to support our facility design, licensing, and construction for our fuel processing business. In order to achieve our long-term strategy, we expect to raise additional capital (including through our $900 million shelf registration offering) or secure other sources of financing, in addition to the net proceeds of approximately $570 million from the prior financings in both 2024 and 2025, to support our fuel processing business.

6

●

Fuel Transportation Business. Our transportation business will build on existing work completed at INL, Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. As of the date of this Report, we have not yet commercially launched our fuel transportation business. We expect to launch our fuel transportation business by 2028, however, the timeline of which could be impacted by progress in acquiring assets and businesses within the nuclear transport industry to possess our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation, and as of the date of this Report, we have not entered into any definitive agreements for such acquisition. Accordingly, there can be no assurance that we will be able to launch the business as currently anticipated, or that such launch will occur by 2028, if at all.

Our fuel transportation business is still at the development stage as of the date of this Report. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis for a new transportation package to complement a complete transportation system. This license grants us, as the licensee, exclusive rights for the use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We believe this technology is the most advanced concept in the United States for moving HALEU in commercial quantities. We are currently conducting work to modify the design to accommodate a variety of different fuel forms, so we are positioned to move fuel for both of our reactors and to enable us to provide transportation services to any nuclear company looking to move commercial quantities of fuel. In September 2024, we signed an agreement with GNS Gesellschaft für Nuklear-Service mbH (“GNS”) to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We also seek to acquire assets and existing businesses within the nuclear transportation industry to possess our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation, although we have not entered into any definitive agreements as of the date of this Report. We intend to obtain NRC certification for our high-capacity HALEU transportation system to move commercial quantities of HALEU fuel around North America and internationally, complete further engineering work to modify designs for multiple fuel types, including UO₂ (uranium dioxide), UN (uranium nitride), UZrH (uranium zirconium hydride), UF (uranium-fluoride based fuels), and TRISO (tristructural isotropic particle fuel). As of the date of this Report, we have adapted our initially licensed intellectual property to accommodate additional fuel forms and have also begun evaluating broader transportation system development that may ultimately enable us to offer an integrated package capable of transporting multiple types of fuel for our commercial partners. If this business is developed and commercialized, we believe this product will serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We hope to put our fuel transportation business into operation by 2028. We have also brought on a former United Parcel Service (UPS) executive who works for our fuel transportation subsidiary to assist in growing the transportation business around our technology.

Development and NRC certification of the transportation system will require funding for engineering and regulatory licensing preparation. We plan to raise additional capital, including through our $400 million at-the-market offering program, to acquire logistics assets or companies to internalize transport capabilities, although as of the date of this Report, we have not entered into any definitive agreements for such acquisitions.

●

Nuclear Consultation Services. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2026, both domestically and internationally. Regulatory approval is not required to provide such services. This business opportunity represents our nearest term revenue generating opportunity. As of the date of this Report, we have not yet formally launched our nuclear consultation business, although we have generated a small amount of revenue from providing services to Digihost as described below. Our goal is to start providing nuclear service support and consultation services for the nuclear energy industry in 2026. However, this timeline is subject to various uncertainties, including ongoing discussions with Digihost as well as potential acquisitions of similar business (described below), and market-related factors, any of which may materially affect both the feasibility and timing of the launch. Accordingly, there can be no assurance that we will be able to launch the business as currently anticipated, or that such launch will occur in 2026, if at all.

As part of our domestic initiatives, following our collaboration with Digihost Technology Inc. (“Digihost”) in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services both domestically and internationally. As of the date of this Report, we believe we have sufficient funds to support the development of our nuclear consultation services.

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

Our Industry and Market

We believe that the U.S. domestic nuclear energy sector is undergoing a renaissance that we believe we can capitalize on. Strong demand signals and investment support from the Tech Industry, growing demand for clean energy sources to support climate mandates, combined with DOE programs intended to build back national nuclear infrastructure, have created positive market momentum and investor sentiment, which is further driving development and market forces within the nuclear energy industry.

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

In 2021, the White House published a statement titled “FACT SHEET: President Biden Sets 2030 Greenhouse Gas Pollution Reduction Target Aimed at Creating Good-Paying Union Jobs and Securing U.S. Leadership on Clean Energy Technologies.” On May 23, 2025, President Trump signed a series of executive orders aimed at accelerating the development and deployment of nuclear energy in the United States. These directives set forth a national objective to quadruple nuclear energy capacity by 2050 and direct federal agencies, including the DOE and the NRC, to implement policy reforms supporting the restart of shuttered plants, expedited licensing of new reactors, and expanded investment in advanced nuclear technologies such as small modular reactors (SMRs). The orders also emphasized strengthening the domestic uranium supply chain and supporting workforce development initiatives. These policy measures are expected to significantly impact the regulatory environment, capital access, and strategic direction of the nuclear energy sector.

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

We are developing the next generation of advanced nuclear microreactors, with our principal focus centered on our KRONOS MMR™ Energy System. This high technology readiness level (or TRL), high-temperature gas-cooled reactor (or HTGR), Tristructural-Isotropic (or TRISO) fueled reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. The design employs helium coolant and TRISO particle fuel, integrating the reactor core into a fully sealed module intended to be manufactured off-site. The modular architecture is designed to shorten construction timelines, facilitate road transport of components and assemblies, and enable co-location with industrial or institutional users.

The reactor is engineered to operate using LEU+ fuel, allowing near-term deployment before widespread commercial availability of high-assay low-enriched uranium (HALEU). Our KRONOS™ reactor incorporates passive safety features, including large thermal margins between operating temperatures and fuel failure thresholds, and relies on inherent material and geometry characteristics to maintain safe conditions without active intervention. We plan to advance a full-scale KRONOS™ demonstration reactor in partnership with the University of Illinois Urbana–Champaign (UIUC) while pursuing U.S. Nuclear Regulatory Commission (NRC) licensing. We have also explored potential deployment pathways in Canada for remote northern communities reliant on diesel for power. As of the date of this Report, we have already made material progress with the KRONOS MMR™ reactor, including affirming the collaboration for this project with UIUC; however, we have not yet determined a definitive timeline for demonstration, licensing and commercial launch of this reactor, but when considering construction timelines, licensing timeframes, sourcing key materials and fuel, we estimate the early 2030s for commercial readiness.

We are also developing the LOKI MMR™ reactor, which was acquired alongside the KRONOS MMR™ reactor intellectual property portfolio as part of the USNC Asset acquisition. The LOKI MMR™ reactor is a compact microreactor designed for transportable deployment and rapid installation, targeting applications such as remote industrial operations, defense installations, forward bases, and high-demand off-grid sites. The design emphasizes modular construction, simplified heat-transport systems, and high inherent safety margins. The LOKI MMR™ reactor is being further evaluated and re-engineered by our technical teams for settings requiring smaller power output or enhanced mobility. As of the date of this prospectus, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor.

Our 23,537 sq. ft. facility to support the buildout of the KRONOS MMR™ Microreactor Energy System on a 2.75-acre land package in Oak Brook, Illinois

We are also developing the portable ZEUS™ reactor. The ZEUS™ reactor is a solid-core “nuclear battery” microreactor, designed by world-class engineers trained at the University of California—Berkeley, has a fully solid core and utilizes already licensed fuel types, enriched up to 19.75%, where heat is removed solely by thermal conduction. This requires the deployment of high conductivity, high melting materials, and careful materials design. The reactor will use already licensed fuel types, so no new fuel developments are necessary. Reactivity will be controlled with control rods outside of the central core. The generated heat will be conducted from the fuel to the outside of the core via thermal conduction through a thermally conductive material, allowing for the elimination of coolant, creating a far safer reactor than historically developed. Heat will be removed from the outside of the core by recirculated air, which delivers the heat to the gas turbine to produce electricity. The gas turbine will be affixed to the reactor to reduce piping and minimize the size of the plant. The benefit of not incorporating a primary liquid loop reduces the manufacturing costs, and enhances simplicity for modelling, testing, optimizing, and constructing. The secondary loop outside the monolith will be inert gas allowing it to reach high temperatures and direct heating of a gas turbine which will be compact and small. Without coolant, typical reactor pumps and piping can be removed from the design, allowing for further compactness, with the aim being to construct a full core and electricity generating gas turbine within a container meeting International Organization for Standardization specifications. The smaller power core will also mean less neutrons are absorbed by the non-fissionable materials, allowing for longer operational life despite the small core.

We are examining slight modifications of the ZEUS™ reactor design to create an even smaller, more mobile reactor system, allowing for an increased number of applications which do not overlap with our other reactors, the KRONOS™ reactor and LOKI™ reactor. The solid core concept permits a degree of simplicity, and fewer working parts, than other reactor types – we are working on exploiting these inherent advantages to provide this product in the market.

On March 27, 2024, we filed two U.S. provisional patent applications related to the ZEUS™ technology, both of which expired as of the date of this Report. Subsequently, we filed six utility U.S. applications with the U.S. Patent and Trademark Office (USPTO) and six corresponding international applications under the Patent Cooperation Treaty (PCT) related to the ZEUS™ technology. As of the date of this Report, the PCT international applications are awaiting national stage entry, and the US. applications are pending and awaiting examination by the USPTO.

ZEUS Prototype

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

The ZEUS™ reactor went through a design audit by external institutions in 2024, which provided external input and assistance to advance the concepts and provide validation of the design direction and technology utilized so far. The design and concept were extremely well received and further guidance was provided to assist our technical team to steer the reactor from its current state through to a licensed product ready for deployment. The external design audit for the ZEUS™ reactor received commendations for its innovative design and simplicity.

Furthermore, Michael Norato, Ph.D., an INL and DOE veteran, was appointed as our Director of Nuclear Facilities and Infrastructure in December 2024. Dr. Norato will oversee the construction, development and licensing of our key facilities, including our 14,000 sq. ft. Oak Ridge, Tennessee Nuclear Technology Branch and future test bed reactor sites for experiments related to our microreactors currently in development. He will also lead the establishment of deconversion and fuel processing facilities, helping to further our goal of being a vertically integrated leader in the U.S. nuclear fuel cycle.

Our 14,000 sq. ft., 2-story facility to house the Company’s Technology Headquarters on a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee

Our HALEU Fuel Processing Business

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

Our commercial and strategic aim for HALEU Energy Fuel is to design, construct and commission commercial nuclear fuel cycle facilities to supply fuel to the next generation of advanced nuclear reactor companies, our own reactors currently under development, other small module reactors (known as SMR companies), the U.S. nuclear industry, the U.S. national laboratories, and the DOE’s nuclear fuel needs as necessary. The facilities intended capability is to produce a variety of different fuel products and forms as required by U.S. industry and its intended customer base. Our proposed fuel facilities are intended to form part of an integrated system with LIST, a related-party laser uranium enrichment company with which we have an investment and related collaboration agreement. Our proposed processing activity aligns exactly with the DOE’s HALEU fuel mission to return nuclear fuel manufacturing capabilities to the United States.

In December 2024, we announced that LIST and our company were selected by the DOE to participate as one of six contract awardees in the DOE’s LEU Acquisition Program. Under the contract awarded to LIST, LIST was selected as the prime contractor, with our company as the key subcontractor bringing our technical and regulatory expertise in advanced nuclear solutions to the collaboration, as well as a commitment to invest into capabilities upstream of enrichment. LIST will oversee the development of the primary uranium enrichment processes using its novel laser technology, while our company will contribute towards development in the areas of uranium conversion, deconversion, fuel fabrication and transportation. The total overall amount appropriated under the LEU Acquisition Program to all six contract awardees is anticipated to be $3.4 billion, to be awarded via agreed upon task orders with a minimum value of $2 million.

Our HALEU Fuel Transportation Business

As we have developed our business, capability deficiencies in the U.S. nuclear industry that would affect the future operation of all SMR and microreactor companies became apparent, such as there being no method of transporting commercial quantities of HALEU across North America. Our proactive approach to mitigate future impediments to our operations culminated in locating research and technology developed by INL, PNNL and ORNL, that had not been advanced because of budget constraints. On April 3, 2024, we entered into an exclusive patent license agreement (“BEA License”) with BEA and have been working with the groups capable of aiding us in the development of the concept into a complete, governmentally certificated and licensed system proficient in the transportation of enriched fuels.

The BEA License grants us, as the licensee, exclusive rights for use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. Pursuant to the BEA License, we received an exclusive, royalty-bearing license for a U.S. patent that can be used worldwide related to devices and systems used for HALEU transportation. As part of the BEA License, we agreed to pay BEA royalties on net worldwide sales and any sublicense worldwide sales related to the use of this patent as well as certain licensing payments. We also agreed to meet specific performance milestones related to HALEU fuel transportation within the first 48 months of the agreement’s effective date. Under the BEA License, we are obligated to reimburse BEA for all costs incurred in the preparation, filing, prosecuting, and maintenance of the licensed patent. The BEA License has an indefinite term and will automatically terminate upon the expiration, lapse, or other termination of the licensed patent covered by the BEA License. The BEA License may also be terminated immediately by BEA in the event of our default of any material obligations, and we may terminate the agreement at any time if we provide at least three months’ written notice to BEA. The BEA License contains customary representations, warranties, and indemnifications of the parties. For further information on the BEA License, see “Intellectual Property” below.

We are seeking to form the first transportation company able to supply emerging SMR and microreactor companies with the fuel they require at their manufacturing facilities to construct their reactors. We also expect to service the national nuclear laboratories and DOE programs which require HALEU by providing the fuel for their programs. Mobile reactors requiring HALEU for remote military bases are also anticipated, with potential military contacts. During 2025, we plan to acquire land, or an existing transportation business, for our HALEU transportation base of operations.

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

Our Business Services and Consulting Business

The current upsurge in interest in nuclear energy, combined with the increased investment from both private and governmental sources within the nuclear space, as well as the global push for zero carbon technologies, has created a demand for nuclear energy expertise which exceeds supply. The shortage of suitably nuclear-qualified persons has resulted in institutions purchasing nuclear support services and consultancy practices, profiting from the surge in demand and the commensurate increase in costs created by this demand. Nuclear personnel are being recruited and salaries are increasing as demand outpaces supply. The increased demand in personnel and nuclear related business activity will create increased demand for personnel involved in the licensing and regulatory aspects of the industry, exacerbating the difficulty of acquiring the necessary personnel to develop nuclear related businesses. This trend will likely increase, as the next generation of nuclear reactors are progressing towards more mature development stages, requiring greater numbers of experienced personnel, and because nuclear personnel take a long time to educate, qualify, and acquire practical experience.

We have identified this trend as an opportunity for more immediate revenue for our company, and to acquire more expertise to advance our business. We have concentrated on identifying small teams with expert personnel, with good portfolios of work and existing contracts, and good expansion potential, which would provide us with immediate revenue post-acquisition. We expect to start providing nuclear service support and consultation services for the nuclear energy industry in 2026, both domestically and internationally.

As part of our efforts domestically, on December 12, 2024, we entered into a non-binding memorandum of understanding with Digihost to advance the transition to carbon-free energy at Digihost’s 60-megawatt power plant in upstate New York.

Immediately after our collaboration, on December 16, 2024, we and Digihost made a joint response submission to the New York State Energy Research and Development Authority (NYSERDA)’s Request for Information (RFI) concerning the development of advanced nuclear energy technologies in New York State. The RFI was initially announced by New York state on November 15, 2024, aiming to gather information and gauge market interest for increased deployment of renewables and promoting the development of advanced nuclear technology such as our microreactors in development. As part of our domestic initiatives, following our collaboration with Digihost in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions or collaborations.

In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services both domestically and internationally. As of the date of this Report, we believe we have sufficient funds to support the development of our nuclear consultation services.

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

Our Vision, Market Opportunity and Key Government Support

We believe our achievements to date and our business plans are positioning our company to be a leading participant in the U.S. nuclear energy industry through simultaneously rebuilding and introducing national capabilities to drive the resurgent nuclear energy industry. We further believe that our timing and approach into the industry have been optimal, with insight into national capability deficiencies and an understanding of the difficulties faced by other commercial nuclear energy, particularly microreactor, companies. Almost all microreactor companies have advanced using funds acquired from government grants or awards. Even with private funding, they have been stifled by lack of investor interest because of the long return timelines and high risks.

We believe we are competitively differentiated in many ways.

●	Non-Dependent on Government Funding. Most small modular reactor (SMR) and microreactor companies are reliant on government grants and financing to progress their concepts. Consequently, their progress may cease once government funding is not available. Conversely, we do not rely on government funding to sustain our business operations.

●	Technical Insight. On the technical front, we have benefited from insight into the problems which affected earlier movers within the advanced reactor space. SMR companies have raised billions of dollars for development but have been stalled by technical challenges, such as needing to qualify fuel or coolants, or acquiring the fuel necessary to advance their reactors. This led to our investigations into de-risking our own fuel supply by pursuing development and investment into the fuel supply chain and examining our own fuel processing facilities, as well as opting to use more conventional fuel with greater operational history. We believe we have identified certain problems affecting the industry and we are taking early action to surmount potential roadblocks.

●	Government Contacts. During 2024 and 2025, individuals with high placed government service and contacts joined our company. These include (i) John G. Vonglis, the former Chief Financial Officer of the DOE, who joined as our Executive Director of Global Government Affairs, (ii) Eric R. Oesterle, a former Branch Chief for Operating Reactor Licensing at the NRC, who joined as our Head of Microreactor Regulatory Licensing, (iii) David Tiktinsky, a forty year veteran of the NRC, who joined as our Head of Nuclear Regulatory Licensing and (iv) Dr. Seth Berl, a former Deputy Chief Data Officer at the DOE, who joined our board of directors. In addition, a number of former high-ranking military and government officials with significant experience in nuclear energy sit on our Executive Advisory Board. Our recruitment efforts were complemented by bringing in experts involved in every major part of the nuclear industry, from regulation to laboratories, to technical teams. We believe we will benefit from those government contacts as our company will be afforded access to highly skilled personnel possessing advanced expertise in the energy and nuclear sectors.

●

World Class Team. Our technical team is world class, with simple and realizable reactor concepts that do not require exotic fuels, and is aware of all the difficulties faced by almost every other reactor company who has chosen designs which have complicated development and licensing. Our team has a deep knowledge of applicable regulatory requirements surrounding safety, transportation, and decommissioning, and our designs have incorporated all these considerations from the outset.

●	Government Initiatives. We believe that the U.S. government is increasingly showing strong support for nuclear energy through various initiatives aimed at advancing nuclear technology, all of which further our business plans and opportunities. This support has taken various forms, including legislation, grants, project funding and loan guarantees. Aside from the support for existing nuclear capabilities, all of these initiatives have the potential directly or indirectly to benefit and support our company.

Our Competitive Strengths

We believe we have the following competitive strengths relating to our various business lines:

Nuclear Reactor Business. Unlike other nuclear reactor companies, we are seeking to become a vertically integrated company with multiple streams of revenue, a diversified business to hedge against market changes, and greater control over industries supporting microreactor development, such as within the nuclear fuel supply chain and transportation. Our diversified business model will make us highly differentiated from other reactor companies. We believe we have an expertise advantage over other companies developing microreactors, as we can and have recruited some of the best scientists, engineers and professionals in the world from any country or institution, without being constrained by the available personnel located within certain academic and professional institutions. The technical personnel involved in the current design of our reactors have been involved with the design and development of dozens of different reactors.

In addition, we believe our lead project, the KRONOS MMR™ Energy System, has among the most, if not the most, high technology readiness of the current known microreactor designs in the market given the millions of dollars of research and development invested in the project by its prior owner. We believe this gives the KRONOS MMR™ Energy System an advantage of other competing microreactor designs.

Fuel Processing Business. We believe, based on our market research, that no SMR and microreactor company is currently developing an integrated fuel supply chain to produce the fuel for their reactors. Our strategy to develop fuel for our own reactors will also position us to supply fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply.

Fuel Transportation Business. We identified a transportation concept which investigated a high capacity HALEU fuel transportation basket design, which was developed by INL, ORNL and PNNL, and funded by the DOE. The technology was pursued by DOE to create a full HALEU transportation package, which provided the most advanced solution to address the technological challenge of moving commercial quantities of HALEU fuel around North America. The development of this concept had not been continued by the DOE due to lack of funding. On April 3, 2024, we entered into the BEA License with BEA for this nuclear fuel transportation package, and have been working with the groups capable of aiding us in the development of the concept into an NRC certified and transportation package for the transportation of HALEU materials.

Our Challenges

Our plan to develop and launch a vertically integrated, high technology nuclear energy business faces and will continue to face many significant challenges, as our business involves complex nuclear technology, regulatory hurdles, rapidly shifting market dynamics and intense competition. These challenges include, but are not limited to, the following:

●	Obtaining the necessary permits and licenses for nuclear reactors, fuel facilities and transportation capabilities is time-consuming and expensive. Nuclear reactors must meet stringent safety and environmental standards, and gaining regulatory approval can be a lengthy endeavor. Additionally, ensuring the safety of a microreactor throughout its lifecycle is paramount. Developing, implementing, and maintaining robust safety systems and protocols are critical challenges. Implementing robust security measures to protect against theft, sabotage, or unauthorized access is also critical for both regulatory compliance and public safety.

●	Building and operating a microreactor and our other nuclear energy-related facilities is very capital-intensive. Securing the necessary significant funding and managing costs, including but not limited to operational and maintenance costs, are ongoing challenges for our business. We estimate that the capital costs needed to construct the prototype KRONOS MMRTM reactors at the UIUC and Canada over the next several years could be around $300 million to $350 million per reactor, given the bespoke nature of these initial construction projects. This range reflects inherent uncertainty in building a first-of-a-kind reactor due to several factors that can result in a material increase to these estimates, including site specific factors, the timing and scope of project development and regulatory licensing and supply chain considerations. The range also assumes what we believe are conservative cost estimates for our initial demonstration reactors. Subsequent reactors’ capital costs are expected to decline substantially due to supply chain scaling for mass production of components, factory fabrication, modular assembly, and multiple deployments.

●	The political, regulatory and competitive landscape can change, impacting the stability and viability of nuclear projects. International agreements and geopolitical factors can also affect nuclear technology, access and export.

Competition

We face significant competition within our industry. Our competitors target similar power output ranges and employ a range of technologies, including both conventional and novel nuclear reactor designs. In addition, we face competition outside the nuclear energy sector, including fossil fuel-based power generation, renewable energy sources, long duration energy storage solutions, and other nuclear reactor technologies. However, as described above in “Competitive Strengths”, we believe we are positioned better than our competition to emerge as a leading supplier of carbon-free round the clock energy generation.

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

Renewables

According to an article titled “More Than 40% of World’s Electricity Came From Zero-Carbon Sources in 2023” released by the Wall Street Journal in August 2024, renewable energy sources like wind and solar made up approximately 17% of total electricity generation, and hydroelectric and nuclear power contributed 24%. Although these sources generate carbon-free power, except for nuclear power, wind and solar are highly intermittent and non-dispatchable, and hydroelectric is seasonal and subject to curtailment. Additionally, since renewables are weather-dependent, they are too unreliable to support certain end-use cases, including mission-critical applications or industrial applications that require extensive on-site, always-available power. Due to their innovative design SMRs and microreactors, can operate as baseload generation, load-follow renewables and/or support key industrial applications.

Other Advanced Nuclear Reactors

There are several so-called generation IV  small modular or micro reactor technologies that are in various stages of development, such as high temperature gas-cooled reactors, fast reactors, molten salt reactors, fusion technologies, and others, and commercial SMRs are currently operating in China and Russia. These include reactors being designed and developed by TerraPower, X-Energy, GE Hitachi, Holtec, Oklo and Kairos. These technologies, including our own, are designed to be clean, safe, highly reliable and, in certain cases, such as ours, modular and portable. However, these technologies have not received regulatory approval in the United States, and many of the technologies do not have the fuel supply infrastructure necessary to fuel their reactors. Currently, we believe, based on our market research, that there are no microreactor prototypes, and no other SMR companies that have a licensed advanced reactor.

Intellectual Property

We have developed, acquired or licensed important intellectual property to protect our technologies. As of the date of this Report, we have a total of 47 issued, pending, or published patents, and 18 registered, pending, or published trademarks.

Specifically, we have 30 issued, pending or published patents, 16 registered, pending or published trademarks, and other technology and intellectual property related to the KRONOS MMR™ Energy System and LOKI MMR™ Energy System. Of these patents and patent applications, eleven were filed with the USPTO, and nineteen were filed with foreign patent offices in various jurisdictions, including Canada, Europe, Korea, China, Japan, United Kingdom, and South Africa. In addition, we also hold intellectual property and related rights associated with a demonstration project in the United States, including commercial and non-commercial licensing rights.

We have 12 patent applications related to various aspects of the ZEUS™ microreactor and power plant design, including six U.S. utility applications and six corresponding international applications filed under the PCT. The U.S utility applications are pending and awaiting examination by the USPTO, and the PCT international applications await national stage entry as of the date of this Report. We have one pending trademark application related to the ZEUS™ technology.

We also have five patent applications related to our acquired ALIP technology for small nuclear reactor cooling, which include four U.S. utility applications and one international PCT application. As of the date of this Report, the U.S. utility applications are pending and awaiting examination by the USPTO, and the international PCT application is awaiting national entry.

We also have an exclusive license granted by Battelle Energy Alliance, LLC, the manager of the INL (BEA) for our fuel transportation technology, and one pending trademark application related to our fuel transportation technology.

Arrangements with Our Executive Officers

Two of our executive officers are presently engaged by us on an independent contractor basis, and two of our executive officers are engaged by us as employees. Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and Dr. Florent Heidet, our Chief Technology Officer and Head of Reactor Development, are employed under employment agreements.

Two of our executive officers, including Mr. Jaisun Garcha, our Chief Financial Officer, and Mr. James Walker, our Chief Executive Officer, are not employees of our company; instead, they serve as independent contractors and such relationship can be terminated by either party at any time. They may pursue any other activities and engagements during their terms of agreements with us. This independent contractor structure is an important element of our business model, as it enables us to attract highly experienced professionals with specialized expertise while maintaining a flexible cost structure that aligns with our current stage of development. However, the existing external commitments and any future commitments of our officers to other companies may potentially divert some of their time and attention away from the strategic and operational needs of our company. Their divided focus could lead to delays in decision-making, hinder effective communication within our organization, give rise to potential conflicts of interest, and introduce a divergence in priorities, consequently impacting the overall efficacy of leadership. Additionally, the potential for conflicting interests arising from commitments to multiple entities may pose challenges in aligning those officers’ priorities with the long-term goals and interests of our company, thereby introducing an element of uncertainty and potential disruption to our operations. It is essential to acknowledge and address these complexities to ensure that our officers can effectively balance their responsibilities and fulfill their commitments to our company while maintaining transparency and integrity in their various roles. Failure to do so may adversely affect our business, financial condition, and results of operations.

Almost all of our executive officers have management, advisory or directorship positions with other companies and may allocate their time to other businesses, which may pose certain risks in fulfilling their obligations with us. Mr. Yu has concurrently served on the board and management team of several companies and currently allocates at least 15 hours per week to his roles at other companies. Mr. Yu also concurrently serves as the chief executive officer and chairman of the board of LIST. Mr. James Walker, our Chief Executive Officer, currently allocates at least five hours per week to support Ares Strategic Mining Inc. (or Ares), a Canadian-based company listed on the Canadian Stock Exchange under (Ticker: ARS) engaged in junior natural resource mining, where he is responsible for the construction of plants, purchases of land, operations, marketing, financing, safety regulation compliance, and shareholder relations. He is also concurrently serving on the board of directors of several small-cap publicly traded companies and a consultant to LIST. Mr. Jaisun Garcha, our Chief Financial Officer, is currently, and will continue to, work full time with us, and is currently also working as a consultant to LIST. We intend to enter into formal employment agreements with our other senior executive officers in the future.

For further detail, see “ITEM 11. Executive Compensation”.

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

Research and Development (“R&D”)

As of December 16, 2025, our team spent approximately 3.8 years on research and development and invested over an aggregate of approximately $20.8 million on research and development related to all of our microreactors to develop these technologies, such as ZEUS™, ODIN™, and KRONOS MMR™. Additionally, we believe that, based on publicly available information, our company’s key reactor, the KRONOS MMR™ reactor, has benefited from approximately $120 million in prior developer investment and nearly a decade of R&D.

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

On February 14, 2023, we entered into a Strategic Partnership Project (SPP) agreement with INL for an Expert Review Panel of our ZEUS™ microreactor design. The SPP agreement is managed by BEA for the DOE. Over a 6-month period, INL reviewed our ZEUS™-related technical information related to reactor design, siting, fuel, and decommissioning strategy and organized a Panel Review Workshop to discuss numerous areas of the design. This review panel not only provided recommendations on the current design but also outlined a path forward for further design and collaboration between us and INL.

In addition, we have been awarded 200 hours of subject matter expert (SME) support at INL as part of the National Reactor Innovation Center (NRIC) Resource Team program. NRIC accelerates the demonstration and deployment of advanced nuclear energy through its mission to inspire stakeholders and the public, empower innovators, and deliver successful outcomes. They are charged with and committed to demonstrating advanced reactors by the end of 2025. The work carried out focused on delivering a thermal-hydraulics model to study the temperature in our ZEUS™ reactor core as well as the thermal efficiency of the system, a Monte-Carlo model to study criticality and reactivity coefficients in the reactor core during depletion, and an optimized version of the reactor core including thermal-hydraulics and neutronics.

We believe that based on publicly available information, USNC raised over $120 million for the research and development activities related to our KRONOS reactor technology. KRONOS is being designed as a next-generation, high-temperature solid-core microreactor intended to provide reliable, transportable, and emissions-free power for defense and remote industrial applications. The KRONOS program builds upon our earlier microreactor development efforts and leverages our team’s prior academic and national laboratory experience in advanced reactor physics, materials science, and high-temperature systems engineering.

On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with U of I that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with The UIUC for the KRONOS MMR™ project. Under the UIUC Agreement, our company, in collaboration with UIUC, will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. See “Item 1. Business - Material Agreements and Current Memoranda of Understanding” for detail. UIUC operates one of the nation’s leading university-based nuclear engineering programs and has an established history of working with federal agencies and private industry on reactor development, regulatory planning, and demonstration projects. Our collaboration with UIUC includes assessing site suitability on the UIUC campus, evaluating regulatory pathways under the NRC and DOE reviewing fuel cycle considerations, and examining operational integration with UIUC’s research and educational mission.

The KRONOS–UIUC project is intended to serve as a demonstration of the KRONOS reactor, subject to securing the necessary regulatory approvals. We believe that the opportunity to deploy KRONOS at a major research university would accelerate technology maturation, expand educational and workforce-development capabilities, and provide an early operational environment to validate safety, performance, and manufacturability of the system.

In the future, we expect our research and development expenses to increase significantly as we continue to accelerate the development of our products, services, and technologies.

Material Agreements and Current Memoranda of Understanding

Strategic Partnership Project Agreement No. 23SP817 between Nano Nuclear Energy Inc. and BEA

On February 14, 2023, we entered into a Strategic Partnership Project (SPP) agreement with BEA. Pursuant to the SPP agreement, BEA is the management and operating contractor of the INL and is operating as a contractor for the DOE. The purpose of the SPP agreement is to establish an expert design panel for our ZEUS™ microreactor design. This review panel will provide recommendations for the current reactor design and outline a path forward for further design and collaboration between BEA and us. The estimated period of performance for completion of the statement of work (“SOW”) outlined in the SPP agreement was six months from the effective date of this SPP agreement (the later of the date signed by the last signatory or the date on which BEA received advance funding from Nano).

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

Memorandum of Understanding with Digihost

On December 12, 2024, we entered into a memorandum of understanding with Digihost to advance the transition to carbon-free energy at Digihost’s 60-megawatt power plant in upstate New York. This strategic collaboration leveraged our cutting-edge advanced nuclear reactor technologies in development to provide clean, reliable, and scalable energy for Digihost’s high-tech operations, including AI-driven data centers and digital asset colocation programs. The collaboration signified a pivotal step toward zero-emission energy solutions for Digihost by transitioning its existing power infrastructure to leverage advanced nuclear energy, enabling us to offer practical strategies and innovative solutions to address energy challenges faced by industries within the state of New York.

As part of our domestic initiatives, following our collaboration with Digihost in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement.

USNC Agreement and Yu Option Agreement Related to the January 2025 Acquisition of KRONOS and LOKI Assets

On December 18, 2024, we entered into the USNC Agreement with Ultra Safe Nuclear Corporation and certain of its subsidiaries to acquire the USNC Assets related to the KRONOS MMR™ Energy System and the LOKI MMR™.

On January 10, 2025, we closed the acquisition of the USNC Assets. The USNC Assets included (i) five contracts with third-party collaborators, (ii) 38 issued, pending or published patents, nine (reduced from 16 as of January 10, 2025 as we voluntarily abandoned seven) registered, pending or published trademarks, and any other technology and intellectual property related to the acquired assets, (iii) rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and (iv) the business records of the USNC Assets and related rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada.

The USNC Assets also included certain Canadian assets relating to both the KRONOS MMR™ Energy System and certain Canadian intellectual property rights relating to the LOKI MMR™ (the “Canadian Assets”). The Canadian Assets include, among other assets: (i) three contracts with Canadian authorities, including a license application (the “Chalk River License Application”) with the Canadian Nuclear Safety Commission (“CNSC”) associated with a KRONOS MMRTM reactor demonstration project at Chalk River Laboratories located in Ontario, Canada (the “Chalk River Project”), (ii) the equity interests of a Canadian partnership that was believed at the time to hold the Chalk River License Application (the “Canadian Partnership”), and (iii) rights related to the Chalk River Project. The transfer of the Chalk River License Application and certain other of the Canadian Assets (such assets, the “Consent Assets”) required the consent of certain Canadian governmental entities, including the CNSC (the “Canadian Consents”). We established an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents were not received within 90 days after the closing, we had the right to terminate the acquisition of the Consent Assets, receive the return of $250,000 held in escrow and forfeit our rights to the Consent Assets. Our right to acquire the Consent Assets was established pursuant to an option arrangement with our Chairman and President and his affiliated entities as described below.

We closed our acquisition of the USNC Assets (including the Canadian Assets which were not Consent Assets, consisting of Canadian intellectual property rights) on January 10, 2025. The USNC Assets were acquired free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. We consider this purchase price to be advantageous for us as we believe based on publicly available information that USNC raised over $120 million for the development of the KRONOS MMR™ Energy System and that a major data center operator had conducted due diligence on the project while it was being developed by USNC. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the court overseeing USNC’s bankruptcy, approved the sale of the USNC Assets to us, including the Canadian Assets, which approval included our right to assign our purchase rights to the Consent Assets.

On January 10, 2025, we entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which we received an option back from Mr. Yu and the Yu Entities to acquire for nominal consideration, for a period of five years beginning with the receipt by the Yu Entities of the Consent Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian Partnership, the other Consent Assets or the material assets and business of the Canadian Partnership. The assignment of the right to acquire the Consent Assets and the Yu Option Agreement were unanimously approved by our disinterested directors. Given our acquisition of GFPL later in 2025, we do not currently believe that the assets subject to this option to be material to our company. Please refer to “ITEM 1. Business - Overview” for further detail.

GFPL Purchase Agreement Acquisition of GFPL and 2025 Progress with Chalk River Project

On August 14, 2025, The RPWI Liquidating Trust, a Delaware liquidating trust created pursuant to USNC’s plan of liquidation in bankruptcy, GFPL, our company and our subsidiary Kronos MMR Inc. entered into a the GFPL Purchase Agreement pursuant to which Kronos MMR agreed to purchase all of the equity interests of GFPL and any other assets of GFPL that are specified in the GFPL Purchase Agreement (including the rights to the Chalk River License Application), free and clear of all liens, claims, encumbrances and other interests. The purchase price for GFPL was our assumption of an approximately $0.65 million liability, which was the amount owed by GFPL to the CNSC for pre-petition bankruptcy claims, plus any other amounts payable to CNSC for the Chalk River License Application which first arise and relate to, or become due and payable in the ordinary course after the closing of such acquisition, plus a $15,000 expense reimbursement allowance.

On September 2, 2025, the GFPL Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, and on October 16, 2025, such transaction was closed. We expect to pay the $0.65 million assumed liability using cash on hand in the near future. In late October 2025, we announced our rebranding of GFPL to the name True North Nuclear. Please refer to “ITEM 1. Business - Overview” for further detail.

Sponsored Research Agreement Amendment No. 2 with The Board of Trustees of the University of Illinois

On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with U of I that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with The UIUC for the KRONOS MMR™ project. Under the UIUC Agreement, our company, in collaboration with U of I, will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus.

The UIUC Agreement as entered into with U of I is effective January 1, 2022, and will terminate on February 28, 2027, unless terminated earlier, for convenience by either party by providing 30 days’ advance written notice, for material breach by either party that is uncured within 30 days after providing notice, or immediately upon notice, if (i) the parties cannot agree on an acceptable successor U of I principal investigator for the project (if either of the current U of I principal investigators become unable to perform), (ii) we are declared insolvent, cease (or threaten to cease) to carry on our business, or an administrator or receiver has been appointed over all or part of our assets; (iii) we fail to pay promptly research costs to U of I under a budget not to exceed approximately $3.4 million; or (iv) either party is debarred or excluded from participating in any government program. Under the UIUC Agreement, each party owns the inventions it develops alone, and any inventions developed together are jointly owned. At our request and expense, U of I will file patent applications in the United States and foreign countries for any U of I or joint inventions. With U of I approval, we may control patent application filing, prosecution, and maintenance.

We have also received a non-exclusive, non-transferable royalty-free license to practice each U of I invention for commercial purposes within the field of nuclear energy. Please refer to “ITEM 1. Business - Overview” for further detail on our relationship with UIUC.

October 7, 2025 Private Placement

On October 7, 2025, we entered into a Securities Purchase Agreement (the “SPA”) with six institutional investors (the “Investors”), pursuant to which we agreed to offer and sell 8,490,767 shares (“Shares”) of common stock of the Company, par value $0.0001 per share, in a private placement (the “Private Placement”) for gross proceeds of approximately $400,000,000. Pursuant to the SPA, we issued and sold the Shares in the Private Placement at a purchase price of $47.11 per share. The Private Placement closed on October 10, 2025.

After deducting the placement agent fees and estimated offering expenses payable by the Company, we received net proceeds of approximately $378,600,000. We intend to use these net proceeds to advance development, construction and regulatory licensing activities for our lead micro nuclear reactor program, the KRONOS MMR™ Energy System, continue development of its other micro reactor projects and other nuclear energy related business lines, pursue potential strategic acquisitions, and for general corporate purposes.

Pursuant to the SPA, we agreed to include a resale prospectus in the next amendment to our registration statement on Form S-3 initially filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2025 (File No.: 333-288982) covering the resale of the Shares (the “Resale Registration Statement”) as soon as practicable but no later than October 25, 2025 (the date of filing, the “Filing Date”), and with the Resale Registration Statement to be effective within 30 days following the later of (i) the Filing Date, and (ii) the second business day after the date on which the United States Federal government shutdown has concluded and the Securities and Exchange Commission has reopened for operations, if it is not subject to review by the SEC. The Company will have an additional 30 days to cause the Resale Registration Statement to become effective, if it is subject to full review by the SEC. On October 22, 2025, we filed the Resale Registration Statement, which is still under the SEC’s review as of the date of this Report, which as of the date of this Report remains in review by the SEC.

The SPA includes standard representations, warranties and covenants of the Company and Investors, including a restriction on future issuances of the Company’s capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of the Resale Registration Statement.

Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as placement agent for the Private Placement (the “Placement Agent”) under a placement agency agreement with the Company (“Placement Agency Agreement”), pursuant to which it received a cash fee equal to 5.0% of the gross proceeds received by the Company in the Private Placement, and reimbursement of $200,000 in legal expenses.

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

Nuclear Safety Regulatory Approval in the United States. For a nuclear plant to be constructed and operated in the United States, an applicant must develop and submit either a construction permit application followed by an operating license application in accordance with 10 CFR Part 50 or submit a combined license application in accordance with 10 CFR Part 52. An applicant utilizing either licensing pathway can incorporate by reference a design certification thus limiting the scope of its license application to site-specific information and operational programs. A customer desiring to construct and operate one of our microreactors can increase the efficiency of NRC regulatory approval by incorporating by reference the NRC standard design certification for one of our microreactors into its application. In accordance with our licensing strategy, we expect to obtain NRC approval and certification of our standard microreactor design for incorporation by reference into prospective customer license applications. The design certification process ensures that NRC review of the design is final and that prospective customers that use our NRC standard design certification without modification will only need to support NRC review of site-specific design features (e.g., physical security systems, water intake structures, on-site emergency plan), operational programs (e.g., maintenance, emergency preparedness), and environmental impacts. Through design finality, the NRC will not re-review our microreactor design.

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

Fuel Processing and Transportation Businesses

Nuclear Safety Regulation. The commercial nuclear fuel industry is heavily regulated in the United States and regulatory approval is required for the design, safety systems and operation of a nuclear fuel facility such as our proposed fuel processing facility. Nuclear safety regulators from the NRC consider safety related impacts to the facility from external events (e.g., wildfires, impacts from nearby facilities), natural phenomena hazards (e.g., seismic events, wind, snow, floods), fire protection, environmental conditions and dynamic effects associated with operations, chemical protection, emergency response, criticality control, and instrumentation and control. The facility license application must identify items relied on for safety in order to limit potential radiation and chemical related impacts to workers, the public, and the environment.

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

Our regulatory licensing strategy is to design nuclear fuel cycle processing facilities using proven technology, processes and safety systems and engage the NRC early in the license application development process. Our intent is to produce a high-quality application that can be reviewed and approved by the NRC in the minimum amount of time.

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

Nuclear Safety Regulatory Approval in the United States. In order for a nuclear fuel cycle facility to be constructed and operated, a license application (under 10 CFR Part 70) and supporting documentation needs to be prepared and submitted for review and approval by NRC. The safety basis for the facility is documented in an integrated safety analysis (ISA). An ISA is a systematic examination of the facility’s processes, equipment, structures, and personnel activities to ensure that all relevant hazards that could result in unacceptable consequences have been adequately evaluated and appropriate protective measures have been identified. NRC fuel cycle facilities are similar to chemical processing plants and ISA techniques that have been applied in the chemical industry are generally applicable to a nuclear fuel facility. A document that contains a summary of the ISA will be submitted to the NRC with the license application.

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

An environmental report detailing the potential impacts of the facility (and alternatives) will also be prepared and submitted to the NRC for review. We expect that the NRC will complete its review of our license application and environmental report within 12 to 18 months. We believe that the NRC review time can be minimized by submitting a high-quality application for a facility using proven technology and following guidance documents prepared by the NRC. Communication with the NRC both during the pre-application period and during the review will help facilitate a successful licensing review.

After obtaining a license from the NRC, we will construct the facilities in an expeditious manner. After construction is completed, it is expected that the NRC will perform an operational readiness review of the facilities and grant NANO an authorization to operate.

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

Shipping of the fuel will occur in the United State using NRC certified transportation packages and following the appropriate regulatory requirements that are necessary for fuel shipments. For international shipments, additional shipping approvals will be needed depending on the country that the fuel will be shipped to. International shipping requirements will be addressed by following DOT and IAEA transportation requirements for transport of nuclear fuel and the recipient’s country’s requirements.

Other Regulation. In addition to nuclear safety regulations, our fuel processing and transportation businesses are subject to other nuclear regulatory controls such as special nuclear material safeguards, security and non-proliferation restrictions. Other U.S. federal and state permits such as air quality, liquid effluent controls, and building permits will be required depending on the fuel facility design (types and quantity of waste materials produced) and the state in which the facility will be located which has not yet been determined.

Export controls. Exports related to our fuel processing facilities and products are controlled by the NRC under applicable federal regulations. Nuclear fuel processing plant equipment and components are under NRC’s export licensing authority as per Appendix O to 10 CFR Part 110. This includes items that are considered especially designed for the fabrication of nuclear fuel including equipment that: (a) directly processes or controls the production flow of nuclear material; (b) seal the nuclear material with cladding; (c) check the integrity of cladding; (d) check the finished treatment of the sealed fuel; or (e) is used for assembling reactor fuel elements. This section of the regulations also includes equipment or systems of equipment specifically designed or prepared for use in a fuel processing plant. Additionally, 10 CFR 110.9a states that the export control of special nuclear material is also controlled by the NRC.

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

Human Capital Resources

As of December 16, 2025, we had 36 full time employees and 26 independent contractors with an aggregate of 100 advanced degrees, including 32 master’s degrees in engineering, science, business, taxation and philosophy, 11 PhDs and three JDs (Juris Doctors - Doctor of Law). We have employment agreements with two of our executive officers, including Mr. Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and Dr. Florent Heidet, our Chief Technology Officer and Head of Reactor Development. We also have utilized independent contractor relationships with two of our senior executive officers, including Mr. Jaisun Garcha, our Chief Financial Officer, and Mr. James Walker, our Chief Executive Officer. We intend to enter into formal employment agreements with our other senior executive officers in the future. See “ITEM 1. Business - Arrangements with Our Executive Officers.”

The following table provides a breakdown of our staff by function as of December 16, 2025.

Function	Number of Staff	% of Total
Management	8	12.9%
Research and Development (1)	21	33.9%
Business Operation (2)	31	50.0%
Administration	2	3.2%
Total	62	100%

(1) There was an increase of headcounts for a total of five staff, or approximately 31% of the total research and development personnel in the research and development department in 2025 compared to the same period in 2024. The above-mentioned increases were due to the recruitment of new staff for our research and development.

(2) There was an increase of headcounts for a total of ten staff, or approximately 48% of the business operation personnel in the business operation department in 2025 compared to the same period in 2024. The above-mentioned increases were due to the recruitment of new staff for our business operations.

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

In August 2024, we purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee for $1.7 million. The purchase includes a 14,000 sq. ft., 2-story building to house our Nuclear Technology Branch. Situated in a world-class location for innovative nuclear technology research and development, this facility will serve as the central hub for our advanced nuclear technology design and engineering capabilities. The Nuclear Technology Branch is near the Oak Ridge National Laboratory, the Spallation Neutron Source, the National Transportation Research Center, and The University of Tennessee’s Center of Excellence in Engineering.

In January 2025, we entered into a lease for a facility of approximately 6,800 sq. ft. in Westchester County, New York, where we have established a purpose-built facility to assemble and demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. We lease this space for $17,000 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease is effective on January 1, 2025 and has a term ending on December 30, 2030.

In July 2025, we purchased a 2.75-acre land package in Oak Brook, Illinois for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of our KRONOS MMR™ Microreactor Energy System.

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

Kronos MMR Inc. (which we refer to herein as Kronos MMR), incorporated on December 20, 2024 under the laws of Nevada, is our wholly-owned subsidiary. Through Kronos MMR, we are seeking to operate the newly acquired MMR Business for the MMR® Energy System to complement our own ZEUS™ and ODIN™ microreactors in development.

Loki MMR Inc. (which we refer to herein as Loki MMR), incorporated on December 31, 2024 under the laws of Nevada, is our wholly-owned subsidiary. Through Loki MMR, we are seeking to operate our newly acquired Pylon Business related to the Pylon reactor development.

Global First Power Ltd. is a Canadian corporation which we acquired from the USNC bankruptcy estate in October 2025 as described elsewhere in this Report. Subsequently, we renamed this entity True North Nuclear Ltd. as part of the rebranding of our Canadian KRONOS business.

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

ITEM 1A. Risk Factors

Investing in our securities is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Industry and Business

We have incurred losses and have not generated any revenue since our inception. We anticipate that we will continue to incur losses, and expect that we will not generate meaningful revenue for the foreseeable future.

We have incurred significant operating losses since inception and have an accumulated deficit of $57.5 million   as of September 30, 2025 and had negative operating cash flow for the year ended September 30, 2025. We expect that operating losses and negative cash flows will increase in the coming years because of additional costs and expenses related to our research and development (which we refer to herein as R&D), business development activities and our status as a publicly traded company.

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

We are a pre-revenue company in an emerging market with an unproven business model, new and unproven technologies, and a short operating history, which makes it difficult to evaluate our current business and prospects and may increase the risk of your investment.

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

Over the next twelve months, we will continue to progress the development of our advanced microreactors and our vertically integrated fuel processing business, with estimated expenditures to be approximately $65 million. This allocation comprises approximately $43 million dedicated to the research, development, quality assurance, licensing, and physical test work of our microreactors and other technologies, such as our fuel transportation system. A further allocation of approximately $12 million will be allocated to the development of our planned fuel processing facilities alongside LIST, the related-party uranium enrichment company with whom we collaborate and in which we’ve made a strategic investment. The remaining approximate $10 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We may also utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets.

We estimate that the development, construction, testing and licensing of our microreactors (notably the KRONOS MMR) will continue from 2026 to 2030, with the full-scale, first-of-its-kind KRONOS energy system expected to be fully operational and licensed by 2030. Our microreactor construction permit application (CPA) for KRONOS is expected to be filed in 2026, with full construction activities commencing after NRC approval of our CPA is completed. Our KRONOS microreactors are expected to be commercially launched around 2030. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2026, both domestically and internationally. As part of our domestic initiatives, following our collaboration with Digihost in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services. Notwithstanding the foregoing, the outlined expenditures and our anticipated timelines are estimations only. These estimates are inherently subject to significant risks and change due to unforeseen circumstances, operational challenges, adjustments in the development plans for our microreactors and other technologies and uncertainties associated with the governmental licensing approval process, and other factors beyond our control.   Given that these elements may exceed our initial expectations or lie beyond our control, we cannot guarantee the accuracy of the actual expenditures and timelines.

An evaluation of our business and prospects may be difficult in light of the risks we encounter as a company in the new and rapidly evolving market of the nuclear energy industry. These risks and difficulties include, but are not limited to, the following:

●	Obtaining the necessary permits and licenses can be a lengthy and complex process, subject to rigorous safety and environmental regulations. Delays or denials in obtaining these approvals can significantly impact a project’s timeline and cost.

●	Ensuring the safety of the reactor during operation and in case of accidents is paramount. Microreactors must be designed with robust safety features to prevent accidents, and emergency response plans must be in place to mitigate any potential incidents.

●	Security concerns, including the risk of theft or sabotage, need to be addressed through physical security measures and cybersecurity protocols.

●	Microreactor and fuel supply chain projects are very capital-intensive, and securing adequate financing can be a significant hurdle. Economic risks related to cost overruns, construction delays, or market uncertainties must be managed effectively.

●	The demand for microreactor-generated power may be uncertain, especially in the early stages of the business. Market fluctuations and changing energy policies can affect the profitability of the venture.

●	Microreactors rely on specialized components and materials, which may have limited availability or long lead times. Supply chain disruptions can impact project timelines and costs.

●	Addressing environmental concerns, including radioactive waste management and minimizing environmental impact, is essential for regulatory compliance and public acceptance. Proper disposal and management of radioactive waste and decommissioning plans need to be in place from the outset. Failing to account for these end-of-life considerations can lead to significant liabilities. Additionally, any adverse environmental impact can lead to public opposition and regulatory penalties.

●	Public perception of nuclear energy and technology can be a challenge. Overcoming public skepticism or opposition and gaining social acceptance for the microreactor project is important.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business and cause our operating results to suffer.

Our microreactors are still at the development stage and have not been put into production yet. Developing, producing, and commercializing nuclear reactors is a complex and challenging endeavor due to various technical, regulatory, financial, and public perception obstacles, which may adversely and materially affect our business, financial condition and results of operation. No assurances can be given that we will be able to develop and commercialize our microreactors and other technologies on the timelines we currently anticipate, or at all, and our failure to do so would likely lead to the loss of your investment in our company.

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

In addition, on August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. On December 20, 2024, plaintiff filed an amended complaint, alleging claims for alleged breach of fiduciary duties, corporate waste, market manipulation, and racketeering, among others. The claims asserted in the amended complaint relate to our management, business and prospects, including, among others, our progress toward microreactor development, the qualifications of our management, and our investment in LIS Technologies Inc. On behalf of our company, the plaintiff seeks damages from the director and officer defendants and an order directing our company to take actions to reform and improve corporate governance and internal procedures. On February 4, 2025, our company filed a motion to dismiss the amended complaint pursuant to Rule 23.1 of the Nevada Rules of Civil Procedure for failure to make a demand or alleged demand futility, and our directors and officers filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(5) and 23.1 of the Nevada Rules of Civil Procedure for failure to state a claim on which relief can be granted and plaintiff’s lack of standing. On April 24, 2025, the court heard and granted both the Company’s motion to dismiss and the directors’ and officers’ motion to dismiss without leave to amend. On October 30, 2025, the court entered a formal written order and statement of decision granting the motions to dismiss. On November 21, 2025, plaintiff filed a notice of appeal with the Nevada Supreme Court. No briefing dates for the appeal have been scheduled. The director and officer defendants deny all allegations of liability and intend to continue vigorously defending against all claims.

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

The failure of production and commercialization of nuclear micro reactors as planned, including within the timelines we currently anticipate, will adversely and materially affect our business, financial condition, and result of operations.

We are in the process of developing the next-generation advanced nuclear microreactors. With these products, we are advancing the development of the next generation of portable, on-demand capable, advanced microreactors. Considering construction timelines, licensing timeframes, sourcing key materials and fuel, we currently estimate that our KRONOS MMR reactor will be commercially ready in the early 2030s. Given the priority we are placing on KRONOS, our other reactor projects will lag behind in the timing for their development. However, the development, licensing, construction and testing of advanced nuclear reactors is highly uncertain. Even if KRONOS or our other reactor designs receive regulatory approval, we may be unable for a variety of reasons to commercial launch the business of selling our reactors and scaling revenues from such sales. If our core plan to develop, and ultimately manufacture or commercialize KRONOS or any of our other products is delayed, suspended, interrupted, or cancelled for whatever reason, our business, financial condition, and results of operations will be adversely and materially disrupted, and the value of our securities may significantly decline or become worthless.

We are in the process of developing nuclear fuel facilities designed to supply products and materials necessary for the successful operation of the growing advanced nuclear energy industry. The failure of completion and operation of any such facility as planned will adversely and materially affect our business, financial condition, and result of operations.

Building nuclear fuel processing facilities to produce commercial nuclear material involves a highly specialized and regulated process. There will be specific challenges at each stage of development, including but not limited to the following:

●	Obtaining the necessary licenses and permits from regulatory authorities can be a complex and time-consuming process. Compliance with stringent safety, security, and environmental regulations is crucial.

●	Ensuring the safety and security of the facilities and the nuclear materials within it is of utmost importance. Robust safety measures and security protocols must be implemented to prevent accidents, theft, or unauthorized access.

●	Fabricating nuclear fuel and components requires specialized knowledge and expertise in nuclear materials, metallurgy, and manufacturing processes. Recruiting and retaining a skilled workforce can be a challenge.

●	Maintaining strict quality control and assurance processes is essential to ensure the reliability and safety of the nuclear fuel. Any defects or substandard materials can have serious consequences.

●	Building and operating a nuclear fuel cycle facility can be capital-intensive. Managing costs, including construction, operational, and maintenance expenses, is essential for the facility’s financial viability.

●	Construction delays, regulatory approvals, and unforeseen technical challenges can extend the timeline for facility development, potentially affecting market entry and revenue generation.

●	The demand for nuclear fuel can fluctuate based on the deployment of SMRs and Microreactors. Competition from other fuel suppliers and alternative energy sources can also affect market share and profitability.

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

In November 2024, we announced a $2 million strategic investment in and entry into a collaboration with a laser-based uranium enrichment technology company, LIST, which is a related party. Through this investment and related collaboration, we aim to assist in advancing LIST’s technologies to secure a reliable low enriched uranium fuel supply for our future operations and the broader nuclear energy industry. The parties intend that LIST will provide us with enriched UF6 at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed to between the companies in the future. Through collaboration with LIST, we intend to construct some supporting facilities alongside LIST’s enrichment facility, including the deconversion facility. The construction of these facilities and related activities are subject to similar risks to those outlined above with respect to our own HALEU fuel processing facility. Further, there is a risk that LIST’s technology will itself not advance to commercial viability or secure applicable regulatory approvals. All of the foregoing creates the risk of loss with respect to our investment in and collaboration with LIST.

If our plan to complete and operate any fuel cycle facilities is delayed, suspended, interrupted, or cancelled for whatever reason, our business, financial condition and results of operations will be adversely and materially disrupted, and the value of our securities may significantly decline or become worthless.

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

We aim to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. Failure to do so as planned will adversely and materially affect our business, financial condition, and result of operations.

We aim to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. This business opportunity represents our most near-term revenue generating opportunity and we provided initial consulting services in 2025. Our goal is more formally establish, launch and scale our consulting services business, both domestically and internationally, in 2026. As part of our domestic initiatives, following our collaboration with Digihost in December 2024, we provided consulting services to Digihost from April to June 2025, despite not having formally launched our consulting service offerings. Our consulting support contributed to the planning and execution of the Digihost project and included regulatory advice, site assessment, roadmap development, and stakeholder engagement. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of this Report, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services. No assurances can be given that we will be able to successfully acquire or establish and thereafter grow our own consultation business, and our failure to do so would adversely affect our near-term revenue prospects. Moreover, the outlined expenditures and the timelines are estimations only. These estimates are inherently subject to significant risks and change due to unforeseen circumstances, operational challenges, adjustments in the microreactor development plan and uncertainties associated with the licensing approval process, and other factors beyond our control. Given that these elements may exceed our initial expectations or lie beyond our control, we cannot guarantee the accuracy of the actual expenditures and timelines.

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

We have undertaken (as in the case of our acquisition of the ALIP technology, and our acquisition of the USNC Assets and GFPL) and will continue to pursue strategic acquisitions of complimentary or additive businesses or assets to both diversify and further vertically integrate our business lines and accelerate our growth. If we buy a company, a division of a company or assets that we feel are complementary to our business, there can be no assurance that we will be able to profitably manage such business or successfully integrate such business or assets without substantial costs, delays or other operational or financial problems.

We are also faced with the risk that the businesses or assets we acquire will not achieve anticipated benefits, revenues and earnings. Additionally:

●	the key personnel of the acquired business may decide not to work for us;

●	changes in management at an acquired business may impair its relationships with employees and customers;

●	we may be unable to maintain uniform standards, controls, procedures and policies among acquired businesses;

●	we may be unable to successfully implement infrastructure, logistics and system integration;

●	we may be held liable for legal claims (including environmental claims) arising out of activities of the acquired businesses prior to our acquisitions, some of which we may not have discovered during our due diligence, and we may not have indemnification claims available to us or we may not be able to realize on any indemnification claims with respect to those legal claims;

●	we will assume risks associated with deficiencies in the internal control of acquired businesses;

●	we may encounter unexpected accounting challenges which could adversely impact our ability to consummate acquisitions or achieve the anticipated benefits to our company of acquisitions;

●	we may not be able to realize the cost savings or other financial benefits we anticipated; and

●	our ongoing business may be disrupted or receive insufficient management attention.

We face these and similar risks in connection with our already completed acquisitions. With respect to our ALIP technology, we may not be able to successfully integrate the ALIP technology into our microreactor designs, which could lead to a loss of our investment in this technology. We also faced personnel challenges with this asset, which has delayed our timing for the ALIP project. Moreover, we anticipate, pending the successful completion of the SBIR III program for the ALIP technology (which we are funding), that we will seek to separately commercialize the ALIP technology as a means of generating revenues. Although we anticipate commercializing ALIP in 2026, there is no assurance that we can commercialize ALIP within the estimated timeline, if at all. We are thus faced with the risks that the SBIR Phase III may not be completed on a timely basis or at all, and further that we may be unable to commercially sell or license the technology (or products derived from the technology) to third parties.

With respect to our acquisition of the USNC Assets, these assets have become the lead projects of our company, notably with respect to the KRONOS MMR reactor design. We are placing significant emphasis on developing and ultimately commercializing KRONOS MMRs, and our inability to do so for any reason could lead to the loss of our investments in acquiring and developing such assets.

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

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our future revenues and earnings or our rate of growth. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, not fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

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

Our revenue and operating results may also fluctuate due to other factors, including:

●	our ability of design, developing, manufacturing and sales of smaller, simpler, and safer advanced portable clean energy solutions, including nuclear reactors.

●	our ability to develop domestic fuel cycle facilities to supply the next generation of advanced nuclear reactors with fuel.

●	our ability to produce a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of a variety of HALEU fuels.

●	our ability to provide nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	assumptions relating to the size of the market for our nuclear reactors.

●	unanticipated regulations of nuclear energy that add barriers to our business and have a negative effect on our operations.

●	our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.

●	new product and service introductions by our competitors.

●	technical difficulties or interruptions in our service.

●	general economic conditions in our geographic markets.

●	additional investment in our service or operations.

●	regulatory compliance costs.

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

Two of our executive officers are presently engaged by us on an independent contractor basis, and two of our executive officers are engaged by us as employees. Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and Dr. Florent Heidet, our Chief Technology Officer and Head of Reactor Development, are employed under employment agreements. Almost all of our executive officers have management, advisory or directorship positions with other companies and may allocate their time to other businesses, which may pose certain risks in fulfilling their obligations with us.

Except for Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and Dr. Florent Heidet, our Chief Technology Officer and Head of Reactor Development, with each of whom we have an employment agreement, all of our other executive officers are presently engaged by us as independent contractors due to the fact that they each have management, advisory or directorship positions with other companies and may allocate their time to other businesses. Notwithstanding the foregoing, Mr. Yu has concurrently served on the board and management team of several companies and currently allocates at least 15 hours per week to his roles at other companies. Mr. Yu also concurrently serves as president and chairman of the board of LIST.

Mr. James Walker, our Chief Executive Officer, currently allocates at least five hours per week to support Ares, where he is responsible for the construction of plants, purchases of land, operations, marketing, financing, safety regulation compliance, and shareholder relations. He is also concurrently serving on the board of directors of several small-cap publicly traded companies and a consultant to LIST. Jaisun Garcha, our Chief Financial Officer, is currently, and will continue to, work full-time with us, and is currently also working as a consultant to LIST.

Our executive officers are not employees of our company (Mr. Yu and Dr. Heidet excepted), instead, they serve as independent contractors and can be terminated by either party at any time. They may pursue any other activities and engagements during their terms of agreements with us. The existing external commitments and any future commitments of our officers to other companies may potentially divert their significant time and attention away from the strategic and operational needs of our company. Their divided focus could lead to delays in decision-making, hinder effective communication within our organization, give rise to potential conflicts of interest, and introduce a divergence in priorities, consequently impacting the overall efficacy of leadership. Additionally, the potential for conflicting interests arising from commitments to multiple entities may pose challenges in aligning those officers’ priorities with the long-term goals and interests of our company, thereby introducing an element of uncertainty and potential disruption to our operations. It is essential to acknowledge and address these complexities to ensure that our officers can effectively balance their responsibilities and fulfill their commitments to our company while maintaining transparency and integrity in their various roles. Failure to do so may adversely affect our business, financial conditions, and results of operations.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations grow as planned, we expect to be required to expand our sales and marketing, research and development, supply and manufacturing functions, and there is no guarantee that we will be able to scale our business as planned. For example, in 2025 we launched an initiative to recruit engineers in the Midwest area of the U.S. to support our KRONOS efforts at UIUC. If we are not able to grow our company as our business requires, or achieve and maintain cost-competitiveness in the United States or elsewhere, our business could be materially and adversely affected.

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

We currently own the rights to the significant majority of our intellectual property. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation system to move a range of fuel types. The license grants us, as the licensee, exclusive rights for use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We may enter into other license agreements in the future for our business development. There is no assurance that we, as the licensee, will be able to obtain or renew, if at all or in a timely manner, any of the license agreements upon their expiration. Failure to obtain or renew, or early termination of, any such agreement may materially and adversely affect our business, financial conditions and results of operations.

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

We currently have nineteen issued patents related to our technology both in the United States and in foreign jurisdictions. Detecting infringement and enforcing patent rights both in the United States and abroad can be difficult, time-consuming, and could result in substantial costs, and the outcome of enforcement is unpredictable. We also believe that developing technology more comprehensively before patenting can provide our company with certain potential strategic advantages. We are balancing the advantages of comprehensive development with the risk of potential delays in or inability of securing patent protection, and we continue to consult qualified intellectual property counsel so we can make informed decisions regarding the timing of other patent filings and the overall protection strategy. Patent laws, and scope of coverage afforded by them, are in constant flux. Under “first-to-file” patent systems both in the United States and abroad, inventors and companies may be compelled to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Current patent laws may incentivize third parties to challenge any issued patent at the USPTO, as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our products and could harm our business.

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

We rely on proprietary information (such as trade secrets, know-how and confidential information) being maintained in confidence to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into consulting agreements, and/or services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over actions by our current or future partners and suppliers and could lose trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.

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

We may be accused of infringing intellectual property rights of third parties and be subject to content restrictions under relevant laws, which may materially and adversely affect our business, financial condition and results of operations.

Third parties may claim that the technology used in the operation of our business infringes upon their intellectual property rights. Although we have not faced any litigation involving direct claims of infringement by us in the past, the possibility of intellectual property claims against us increases as we continue to grow. Such claims, regardless of merit, may result in our expenditure of significant financial and management resources, injunctions against us, or payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, and such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

The outcome of any claims, investigations and proceedings is inherently uncertain, and in any event defending against these claims could be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel. An adverse determination in any such litigation or proceedings could cause us to pay damages, as well as legal and other costs, limit our ability to conduct business or require us to change the manner in which we operate and our products.

Risks Related to Regulation and Compliance

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Changes in and/or failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to new or changing international, federal, state, and local regulations, including laws relating to the design, development, manufacturing, marketing, servicing, or sales of our nuclear-fuel related products. Such laws and regulations may require us to pause sales and modify our products, which could result in a material adverse effect on our ability to generate revenues (or any future revenues) and our financial condition generally. Such laws and regulations can also give rise to liability such as fines and penalties, property damage, bodily injury, and cleanup costs. Failure to comply with such laws and regulations could lead to the withdrawal or recall of our products from the market, delay our projected revenues, increase cost, or make our business unviable if we are unable to modify our products to comply. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

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

As we intend to conduct international cross-border business and expand our operations abroad, we may engage business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses and other regulatory approvals overseas. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we intend to expand our international business, our risks under these laws may increase.

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

General Risks Associated with Our Company

We are highly dependent on our senior management team and other highly skilled personnel. If we are unable to attract, retain and maintain highly qualified personnel, including our senior management team, we may not be able to implement our business strategy and our business and results of operations could be harmed.

Our business and prospect are highly dependent on the continued services of our senior management team, particularly our Chief Executive Officer James Walker, our President, Secretary, Treasurer, and Chairman of the Board Jay Jiang Yu, our Chief Financial Officer Jaisun Garcha, and our Chief Technology Officer and Head of Reactor Development Dr. Florent Heidet. Our senior management team has extensive experience in the energy and finance industries, and we believe that their depth of experience is instrumental to our continued success. See “ITEM 10. Directors, Executive Officers and Corporate Governance” for further details. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

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

As of December 16, 2025, Mr. Jay Jiang Yu, our President and Chairman, beneficially owns an aggregate of approximately 21.37% shares of our common stock. Due to his ownership of a material percentage of our outstanding common stock, Mr. Yu could have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations, the appointment of directors and other significant corporate actions. Without the consent of Mr. Yu, we may be prevented from entering into transactions that could be beneficial to us or our other stockholders. Moreover, our interests and the interests of Mr. Yu may not always be aligned, which could create conflicts of interest of Mr. Yu and may not be resolved in favor of all of our stockholders or may otherwise harm our company. For more information regarding Mr. Yu’s ownership of our company, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Failure to establish and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Prior to the completion of our initial public offering in May 2024, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. As a private company, we did not design or maintain an effective control environment as required of public companies under the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore were not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose.

Upon becoming a publicly traded company, we became required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Importantly, given the growth of our market valuation in 2025, we ceased to be a “smaller reporting company” for SEC reporting purposes as of October 1, 2025. If in the future we qualify as an “accelerated filer” or “large accelerated filer,” in addition to management providing an assessment of our control over financial reporting, our independent auditors will be required to audit that assessment, which will add a layer of cost and complexity to our accounting processes.

As previously disclosed in Item 4. Controls and Procedures in our third quarter Form 10-Q for the fiscal year ended September 30, 2025, we identified a material weakness in our internal control over financial reporting related to ineffective general information technology controls applicable to certain cloud-based information technology systems that were relevant to our financial reporting processes and system of internal control over financial reporting. As a result, our business process automated and manual controls that were dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted. During the fourth quarter of 2025, we implemented our remediation plan, including (i) created robust management review controls to assess the completeness, accuracy and reasonableness of key information used in financial reporting; and (ii) formalized the preparation and review of information used in financial reporting to ensure the completeness and accuracy of reports at fiscal year-end. We completed the necessary testing and we believe that the material weakness outlined above has been remediated as of September 30, 2025.

Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025. Additionally, we believe that we have sufficient in-house accounting personnel to maintain appropriate segregation of duties, and we have implemented a number of new internal control procedures that we believe are adequate as of the date of this Report. However, our assessment of the effectiveness of these controls is based on management’s judgment, and there can be no assurance that these measures will operate as intended or will be sufficient to prevent or detect material misstatements, errors, or control deficiencies in the future. Proper systems of internal control over financial accounting and disclosure controls and procedures are critical to the operation of a public company. We may be unable to effectively maintain such systems in future, especially in light of the inherent pressures associated with operating as a publicly reporting company and the growth of our company. If we are unable to establish and improve our systems over time, this could leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.

During the course of documenting and testing our internal control procedures, we may identify other weaknesses and deficiencies in our internal control over financial reporting in the future. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our shares.

Moreover, we do not expect that disclosure control or internal control over financial reporting, even if further established and improved as needed, will prevent all errors and all frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in the control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control system to prevent error or fraud could materially adversely impact us.

Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting system. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

We have experienced significant growth in the scope and nature of our operations, and we expect this growth to continue. In particular, as our business has expanded, we have hired more employees and engaged in multiple strategic efforts to add technologies or expertise to our company. To achieve our goal of becoming a vertically integrated advanced nuclear energy company, we will need to expand our operations across not only our microreactor business, but in our additional business lines such as fuel processing, fuel transportation and nuclear consulting. Our ability to manage our these operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting system. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources.

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

We will continue to incur significantly increasing costs as a result of, and devote substantial management time to operating as, a public company.

We only became a public company in May 2024, and we have grown significantly since then. As such, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We will also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. Operating as a public company makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS Act we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed “accelerated filers” or “large accelerated filers,” including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the increase in our market capitalization during 2025, we no longer qualify as a “smaller reporting company” for the fiscal year ending in 2026. If our market capitalization remains at or above current levels during 2026, we expect that, for the fiscal year ending in 2027, we may qualify as an “accelerated filer” or a “large accelerated filer.” As a result, we would be subject to more extensive reporting, disclosure and compliance requirements under the federal securities laws, which would significantly increase our regulatory and compliance costs and impose additional administrative burdens on our management and operations. We are still at the relatively early stages of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our system creation, evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

We cannot predict or estimate the amount of additional costs we may continue to incur as a result of operating as a public company and complying with the foregoing requirements, or the timing of such costs.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As of September 30, 2025, we are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our listing; (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; or (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Risks Related to Ownership of Our Common Stock

The trading market for our common stock is relatively new, and consistently robust and liquid trading market may not develop or be sustained over the long term.

We only recently conducted our initial public offering in May 2024, and so the trading market for our common stock is relatively new and unestablished. If a consistently robust and liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at the market price. Our ability to raise capital to continue to fund operations by selling our securities and our ability to acquire other companies or technologies by using our securities as consideration may also be impaired.

The trading price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

Since our initial public offering in May 2024, the market for our common stock has been very volatile, including significant increases and decreases in the price of our stock. The trading price of our common stock is likely to continue to be volatile and could continue to be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. In particular, as described in Part II, Item 9B, certain of our officers and directors have implemented pre-arranged “10b5-1” trading plans which will likely lead to sales by such persons over both the near and longer term.

In addition, we have issued underwriter’s warrants to purchase shares in connection with our May 2024 initial public offering, and two underwritten follow-on offerings in July and October 2024 (“July and October Offerings”), respectively, to purchase up to an aggregate of 364,139 shares of common stock. In connection with the July and October Offerings and our November 2024 private placement offering, we issued warrants to investors to purchase up to an aggregate of 4,235,148 shares of common stock with a weighted-average exercise price of $22.68 per share.   If a large number of shares of our common stock are issued upon exercise of the outstanding warrants in the public market, this could reduce the trading price of our common stock, perhaps significantly, and impede our ability to raise future capital.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 25.54% of our outstanding common stock as of December 16, 2025. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

If we issue equity securities in the future, your ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline and result in significant dilution for holders of our common stock. For example, from October 1, 2024 through September 30, 2025, we have issued 8,824,183 shares of common stock through equity financings, 1,254,512 shares of our common stock related to warrant exercises and 944,000 shares of our common stock related to stock option exercises. In addition, the vesting of restricted stock units and the exercise of outstanding stock options and warrants may result in further dilution of your investment.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

We have a limited number of authorized shares of our common stock available for issuance which may limit our ability to issue securities in connection with capital raises, for acquisitions or strategic partnerships or as compensation to our employees and directors in the future, unless we obtain stockholder approval to amend our amended articles of incorporation, referred to herein as our charter. Our inability to issue shares of our common stock could materially adversely affect our business and strategy.

We have historically used our shares of common stock to raise capital, consummate acquisitions and compensate our employees and directors. We are currently authorized to issue 300,000,000 shares of common stock. As of December 16, 2025, 50,474,294 shares of common stock were outstanding. Additionally, as of December 16, 2025, there were 2,987,150 shares of common stock issuable upon exercise of outstanding warrants, 3,669,000 shares of common stock issuable upon exercise of outstanding stock options, and 774,514 shares of common stock issuable upon vesting of restricted stock units. We may not be able to continue issuing securities to meet our business objectives in future, unless we increase the number of shares we are authorized to issue. There can be no assurance that we will elect to seek stockholder approval to increase our authorized shares of common stock under our charter or, if we do, that we will be able to secure the necessary stockholder approval to increase our authorized shares of common stock under our charter. Our inability to issue shares of our common stock could materially adversely affect our business and strategy.

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

In August 2024, we purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee for $1.7 million. The purchase includes a 14,000 sq. ft., 2-story building to house our Nuclear Technology Branch. Situated in a world-class location for innovative nuclear technology research and development, this facility will serve as the central hub for our advanced nuclear technology design and engineering capabilities. The Nuclear Technology Branch is near the Oak Ridge National Laboratory, the Spallation Neutron Source, the National Transportation Research Center, and The University of Tennessee’s Center of Excellence in Engineering.

In January 2025, we entered into a lease for a facility of approximately 6,800 sq. ft. in Westchester County, New York where we have established a purpose-built facility to assemble and demonstrate the operation and viability of several non-nuclear parts and components of our nuclear microreactors in development. We lease this space under a long-term lease commencing from January 1, 2025 to December 31, 2030, with the monthly lease rent of $17,000 to be increased by 2.5% on an annual basis.

In July 2025, we purchased a 2.75-acre land package in Oak Brook, Illinois for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of our KRONOS MMR™ Microreactor Energy System.

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

In addition, on August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. On December 20, 2024, plaintiff filed an amended complaint, alleging claims for alleged breach of fiduciary duties, corporate waste, market manipulation, and racketeering, among others. The claims asserted in the amended complaint relate to our management, business and prospects, including, among others, our progress toward microreactor development, the qualifications of our management, and our investment in LIS Technologies Inc. On behalf of our company, the plaintiff seeks damages from the director and officer defendants and an order directing our company to take actions to reform and improve corporate governance and internal procedures. On February 4, 2025, our company filed a motion to dismiss the amended complaint pursuant to Rule 23.1 of the Nevada Rules of Civil Procedure for failure to make a demand or alleged demand futility, and our directors and officers filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(5) and 23.1 of the Nevada Rules of Civil Procedure for failure to state a claim on which relief can be granted and plaintiff’s lack of standing. On April 24, 2025, the court heard and granted both the Company’s motion to dismiss and the directors’ and officers’ motion to dismiss without leave to amend. On October 30, 2025, the court entered a formal written order and statement of decision granting the motions to dismiss. On November 21, 2025, plaintiff filed a notice of appeal with the Nevada Supreme Court. No briefing dates for the appeal have been scheduled. The director and officer defendants deny all allegations of liability and intend to continue vigorously defending against all claims.

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

Holders of Record

As of December 16, 2025, we had 27 holders of record of our common stock.

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

In December 2024, we issued an aggregate of 245,000 shares of common stock to consultants who exercised their outstanding stock options.

In January 2025, we issued an aggregate of 66,000 shares of common stock to consultants who exercised their outstanding stock options.

On November 24, 2024 , we entered into a Securities Purchase Agreement (the “November 2024 SPA”) with three accredited institutional investors pursuant to which we agreed to offer and sell an aggregate of $60,000,048 of our securities in a private placement (the “November 2024 Private Placement”), consisting of (i) 2,500,002 shares (“2024 Shares”) of our common stock and (ii) warrants to purchase up to 2,500,002 shares of common stock (the “November 2024 Warrants”). The Private Placement closed on November 27, 2024. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $55,122,000. We intend to use these net proceeds for general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. Pursuant to the November 2024 SPA, we issued and sold 2,500,002 2024 Shares and associated Warrants to purchase up to an aggregate of 2,500,002 shares of common stock at a combined purchase price of $24.00 per share. The associated Warrants have a term of five (5) year with an exercise price of $26.00 per share and will be exercisable immediately upon issuance of the Warrants. The November 2024 SPA includes standard representations, warranties and covenants of the Company and Investors, including certain restrictions on future issuances of our capital stock for 30 days following effectiveness of the registration statement discussed below. On November 24, 2024, in connection with the Private Placement, we entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants by no later than January 15, 2025 (the date of filing, the “2024 Filing Date”), with such registration statement to be effective within 30 days of the 2024 Filing Date (if such registration statement is not subject to review by the SEC), or within 60 days after the 2024 Filing Date (if such registration statement is subject to limited or full review by the SEC). We filed the registration statement (Registration No. 333-284282) with the SEC on January 14, 2025, which was declared effective on January 24, 2025. The investors were also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the registration statement is effective. The Benchmark Company, LLC acted as placement agent for the Private Placement and received a cash fee equal to 6.0% of the gross proceeds received by us in the Private Placement, a non-accountable expense allowance equal to 1% of the gross proceeds received by us from the Private Placement, and reimbursement of up to $175,000 in legal expenses.

On May 26, 2025, we entered into a Securities Purchase Agreement (the “May 2025 SPA”) with each of six institutional investors (the “May 2025 Investors”), pursuant to which we agreed to offer and sell an aggregate of 3,888,889 shares of our common stock, par value $0.0001 per share, in a private placement (the “May 2025 Private Placement”) for the aggregate gross proceeds of approximately $105 million. The May 2025 Private Placement closed on May 28, 2025. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $99 million. We intend to use these net proceeds for research and development, marketing, general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. In the May 2025 Private Placement, we issued and sold an aggregate of 3,888,889 shares of our common stock at a purchase price of $27.00 per share to the May 2025 Investors. The May 2025 SPA includes standard representations, warranties and covenants of the Company and the May 2025 Investors, including a restriction on future issuances of our capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of our May 2025 Resale Registration Statement (as defined below) required by the May 2025 RRA (as defined below). On May 26, 2025, in connection with the May 2025 Private Placement, we also entered into a registration rights agreement with each of the May 2025 Investors (the “May 2025 RRA”), pursuant to which we agreed to file a registration statement (the “May 2025 Resale Registration Statement”) with the SEC covering the resale of 3,888,889 shares of our common stock by no later than June 10, 2025 (the date of filing, the “May 2025 Filing Date”), with the May 2025 Resale Registration Statement to be effective within 30 days of the May 2025 Filing Date (if it is not subject to review by the SEC), or within 60 days after the May 2025 Filing Date (if it is subject to full review by the SEC). We filed the May 2025 Resale Registration Statement (Registration No. 333- 287886) with the SEC on June 9, 2025, which was declared effective on June 18, 2025. The May 2025 Investors were also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the May 2025 Resale Registration Statement is effective. Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), acted as placement agent for the May 2025 Private Placement under a placement agency agreement with us, pursuant to which Titan received a cash fee equal to 5.0% of the gross proceeds received by us in the May 2025 Private Placement, and reimbursement of $150,000 in legal expenses.

On July 25, 2025, we entered into a sales agreement (the “ATM Agreement”) with TD Securities (USA) LLC (“TD Cowen”), UBS Securities LLC and Piper Sandler & Co. (each a “Sales Agent” and together, the “Sales Agents”), relating to the sale of up to $400 million shares of our common stock, par value $0.0001 per share from time to time through or to the Sales Agents acting as agents or principals in an at-the-market offering (“ATM”). Pursuant to the ATM Agreement, the compensation to the Sales Agents for sales of common stock sold will be an amount up to 3% of the gross proceeds of any shares of common stock sold under the ATM Agreement. We have also agreed to provide indemnification and contribution to the Sales Agents with respect to certain liabilities, including liabilities under the Securities Act. Except as we and the Sales Agents otherwise agree, we will reimburse the Sales Agents for the fees and disbursements of its counsel, in an amount not to exceed $75,000. We estimate that the total expenses for the offering, excluding any commissions or expense reimbursement payable to the Sales Agents under the terms of the Agreement, will be approximately $500,000. The remaining proceeds, after deducting any other transaction fees, will equal our net proceeds from the sale of our shares in this ATM offering. Under the ATM Agreement, we are required to file a shelf registration statement on Form S-3 (“July 2025 Registration Statement”), including a base prospectus, and a sales agreement prospectus for the purpose of implementing the $400 million ATM offering program under the July 2025 Registration Statement.

On October 7, 2025, we entered into a Securities Purchase Agreement (the “October 2025 SPA”) with six institutional investors as the selling stockholders hereunder (the “October 2025 Investors”), pursuant to which we agreed to offer and sell 8,490,767 shares of our common stock in a private placement (the “October 2025 Private Placement”) for gross proceeds of approximately $400,000,000. Pursuant to the October 2025 SPA, we issued and sold the shares in the October 2025 Private Placement at a purchase price of $47.11 per share. The October 2025 Private Placement closed on October 10, 2025. After deducting the placement agent fees and estimated offering expenses payable by us, we received net proceeds of approximately $378,600,000. Pursuant to the October 2025 SPA, we agreed to include a resale prospectus in the next amendment to the July 2025 Registration Statement on Form S-3 initially filed with the SEC on July 25, 2025 (File No. 333-288982) covering the resale of the 8,490,767 shares of our common stock as soon as practicable but no later than October 25, 2025 (the date of filing, the “October 2025 Filing Date”), and with such July 2025 Registration Statement to be effective within 30 days following the later of (i) the October 2025 Filing Date, and (ii) the second business day after the date on which the United States Federal government shutdown has concluded and the SEC has reopened for operations, if it is not subject to review by the SEC. We will have an additional 30 days to cause such July 2025 Registration Statement to become effective if it is subject to full review by the SEC. We have filed an amendment to the July 2025 Registration Statement to include a resale prospectus on October 22, 2025. As of the date of this Report, the July 2025 Registration Statement is still under review by the SEC.

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

Overview

We are a nuclear energy and technology company, developing smaller, simpler, and safer advanced clean energy solutions, utilizing proprietary reactor designs, intellectual property, and research methods, to contribute towards a sustainable future. Led by a world class scientific and management team, our business plan involves comprehensive engagement across all sectors of the nuclear power and energy industry, spanning the value chain from sourcing raw materials to the development of cutting-edge advanced nuclear microreactors. Our dedication extends further, encompassing strategic initiatives within the commercial nuclear fuel transportation sector, the nuclear energy fuel supply chain, technology development, and nuclear consulting services.

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

Over the next twelve months, we will continue to progress the development of our advanced reactors and our vertically integrated business plan, with estimated expenditures to be approximately $65 million. This allocation comprises approximately $43 million dedicated to the research, development, quality assurance, licensing, and physical test work of our microreactors and other technologies, such as our ALIP technology and fuel transportation system. A further amount of approximately $12 million will be allocated to the development of our planned HALEU fuel processing facilities alongside LIST, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $10 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We may also utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets. As such, and for a variety of other factors, our estimated expenditures may differ substantially from the above estimates and we find it desirable or necessary to utilize cash resources faster than we currently plan.

In early April 2025, we signed a strategic collaboration with UIUC to construct the first KRONOS MMR™ research reactor on the university’s campus. In mid-April 2025, we launched a recruitment initiative focused on the Midwest region to support our plans to construct, demonstrate and gain regulatory approval for full-scale KRONOS MMR™ in both the United States and Canada. In late April 2025, the NRC issued its final Safety Evaluation (SE) approving the Fuel Qualification Methodology Topical Report (FQM TR) for the advanced fuel design to be used in our KRONOS MMR™. In July 2025, we announced that we will provide critical engineering and environmental services for our planned construction and deployment activities at UIUC for the KRONOS MMR™. We anticipate submitting our construction permit application to the NRC in early 2026, and receiving the construction permit in 2027. However, there can be no assurance that we will be able to meet this anticipated timeline, as the submission is subject to the completion of ongoing technical, regulatory, and operational preparations, which may be affected by factors beyond our control. Notwithstanding the foregoing, this is expected to be the first construction permit for a microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

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

With respect to the LOKI MMR™ system, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor. We also plan on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2026, both domestically and internationally.

With respect to our ZEUS reactor, we are examining slight modifications of the design to create an even smaller, more mobile reactor system, allowing for an increased number of applications which do not overlap with our other reactors, KRONOS and LOKI. The solid core concept permits a degree of simplicity, and fewer working parts, than other reactor types – we are working on exploiting these inherent advantages to provide this product in the market.

Given our corporate emphasis on the KRONOS MMR™ reactor and the fact that all of our reactor designs, except for the ODIN™ reactor, are within the high-temperature gas-cooled reactor family, we are considering strategic alternatives for ODIN. In September 2025, we signed a letter of intent for the proposed sale of our ODIN™ microreactor design and all associated intellectual property to Cambridge Atom Works, our commercial collaborator for the ODIN™ project. This transaction is intended to monetize our investment in the project to date and enable us to allocate more time and resources to the KRONOS MMR™ reactor and our other designs and technologies.

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

As of the date of this Report, we have not generated any revenues. We have incurred accumulated net losses of $57,500,857 since inception through September 30, 2025.

Factors and Trends Affecting Our Business and Results of Operations

Our Ability to Develop Our Microreactors

Our results of operations and our long-term prospects are significantly influenced by factors and trends related to the development, commercialization, and regulatory advancement of our microreactors. KRONOS™ reactor is our lead reactor program and is being designed as an advanced, high-temperature microreactor intended for deployment in industrial environments, defense applications, and other off-grid settings requiring resilient, emissions-free power. The following factors and trends have impacted, and we expect will continue to impact, our KRONOS development program and our operating results.

Development of the KRONOS™ reactor is affected by the evolving regulatory framework for advanced non-light-water reactors. The U.S. Nuclear Regulatory Commission (“NRC”) continues to refine guidance applicable to microreactor licensing, including siting, emergency planning, fuel qualification, and security requirements. Changes in NRC expectations, the need for additional data or analysis, or delays in regulatory review may impact our development timelines and costs. In addition, university-based demonstration efforts, including our ongoing collaboration with the University of Illinois Urbana–Champaign (“UIUC”), will require coordination with federal and state agencies, which may introduce uncertainties in scheduling and scope.

KRONOS™ reactor development relies on strategic collaborations with academic institutions and research organizations. Our work with UIUC includes analyses of siting suitability, infrastructure requirements, and potential demonstration pathways. Such partnerships provide access to technical expertise and research infrastructure but may be influenced by academic scheduling, funding availability, or institutional priorities. Delays or changes in partner capacity could affect program timelines.

KRONOS™ technology incorporates materials and components that require specialized fabrication processes, including high-temperature alloys, advanced coatings, and precision-engineered reactor structures. Global supply-chain conditions, vendor qualification requirements, and the availability of domestic manufacturing capacity will affect development costs and timelines. Government incentives for advanced reactor supply chains may reduce uncertainties, but broader economic factors—including inflationary pressures, material cost volatility, and logistics constraints—may continue to impact the program.

The LOKI MMR™ reactor originated as a compact, transportable nuclear microreactor design. The reactor is designed for versatility across terrestrial, marine, and space applications. It is engineered to deliver on the order of 1 MWth to around 5 MWth of power, making it suitable for remote deployments, off-grid energy needs, critical infrastructure support, and other distributed energy use-cases where traditional grid power is unavailable or unreliable. Its transportability via road, rail, sea, or air enables rapid deployment and modular scalability, especially when multiple units are networked for larger power requirements. The LOKI MMR™ supports diverse applications ranging from remote industrial operations to space exploration architectures. The design is positioned to support long-duration extra-terrestrial applications, including power for lunar or orbital infrastructure and potential deep-space missions.

The portable ZEUS™ reactor is a solid-core “nuclear battery” microreactor, designed to deliver long-duration, reliable, zero-emission power in locations where grid access is unavailable, unreliable, or prohibitively expensive. The ZEUS™ reactor is optimized for remote, austere, and infrastructure-limited environments, including isolated communities, mining operations, military installations, critical infrastructure sites, and international deployments where diesel generation is currently dominant. The ZEUS™ technology includes a sealed, factory-fabricated, transportable reactor system. The reactor employs a solid fuel core and emphasizes passive safety, inherent stability, and minimal operator intervention. The system is designed to function as a “set-and-forget” power source, with all major safety, control, and thermal management features integrated into a compact, hardened structure capable of withstanding extreme environmental conditions. The design philosophy prioritizes simplicity, robustness, and high technology readiness levels (TRLs), avoiding unnecessary complexity to accelerate deployment and licensing pathways.

Development of Fuel Cycle Processing Business

We believe, based on our market research, that no small modular reactor (SMR) microreactor company is currently developing a full fuel supply chain to produce fuel for their reactors. Our strategy to create the fuel for our own reactors and also to position our company to supply fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. Through our investment and collaboration with LIST, which we believe is the only U.S.-origin and patented laser uranium enrichment company, our goal is to progress towards being what we believe will be the only vertically integrated microreactor business in the country. This would give our business an enormous competitive advantage for both our own reactor development and establishing multiple sources of future revenue to de-risk our company. Currently, we believe, based on our market research, that no SMR or microreactor has any sales revenue, inhibiting the ability for any reactor company to progress, we are building a different and more robust business model.

Development of Fuel Transportation Business

As we have developed our business, we believe capability deficiencies in the U.S. nuclear industry that would affect the future operation of all SMR and microreactor companies became apparent, notably, there is currently no established method for transporting commercial quantities of HALEU across North America. Our proactive approach to mitigate future impediments to our operations culminated in locating research and technology developed by INL, PNNL and ORNL, that had not been advanced because of budget constraints. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation package able to move the most commonly utilized fuel types. The license grants us, as the licensee, exclusive rights for the use and development of certain transportation technology. If developed and commercialized, we believe this product would be one of the few of its kind in North America and would serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We will work with engineering contractors to obtain an NRC Certificate of Compliance under 10 CFR 71 for our transportation packages.

We plan to establish a transportation business focused on the movement of both LEU and HALEU. Currently we are developing a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of HALEU fuel around North America and beyond.

We are seeking to form the first transportation company able to supply emerging SMR and microreactor companies with the fuel they require at their manufacturing facilities to construct their reactors. We also expect to service the national nuclear laboratories and DOE programs which require HALEU by providing the fuel for their programs. Mobile reactors requiring HALEU for remote military bases are also anticipated, with potential military contacts. In 2026, our fuel transportation business will build on the work already completed by INL and ORNL to create a high-capacity HALEU transportation package. In September 2024, we signed an agreement with GNS to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We are receiving support from two former executives of the largest shipping company in the world who are assisting us in developing a North American transportation company using our licensed or developed technology to deliver (subject to applicable government licensing and certification) nuclear fuel for a wide customer base, including SMR and microreactor companies, national laboratories, military, and DOE programs.

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

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors (most notably our KRONOS MMR™) across the country upon licensing approval. Our KRONOS MMR™ reactor system has already undergone important pre-licensing activities, including the submission of a Regulatory Engagement Plan, several White Papers and Topical Reports, and NRC approval for Fuel Qualification Methodology for the advanced fuel design to be used in our KRONOS micro modular reactor energy system. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC (and, as applicable, Canadian and other regulators) and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC and other applicable authorities to permit the commercial deployment of microreactors. The NRC inspects the site construction at new fuel cycle facilities and only approves the facility’s capability to possess nuclear material after ensuring that the facility’s safety controls are robust and able to safely handle these materials. Fuel cycle facilities must comply with the regulatory requirements established by the NRC. The facility will need to acquire an NRC license containing site-specific requirements that the facility is required to comply with. Each license is unique and is specific to the nuclear material and hazards present at the fuel cycle facility. To obtain a license will involve significant communication and interaction between the NRC and our company. NRC safety oversight includes three important components: NRC inspection, the routine assessment of each licensee’s performance, and enforcement in the case that the regulatory requirements are not met. We will also develop an environment report to support any fuel cycle facility application and will work with the NRC through the process established under the National Environmental Policy Act of 1970, which will begin when a federal agency develops a proposal to take a major federal action.

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

Results of Operations

Comparison of the Year Ended September 30, 2025, and the Year Ended September 30, 2024

Revenue

We have not generated any revenue from our inception through September 30, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $11,720,948, or 315%, to $15,446,513 for the year ended September 30, 2025, compared to $3,725,565 for the comparative period ended September 30, 2024, primarily due to research and development related equity-based compensation as well as a significant increase in expenses from research and development of our microreactors during the year ended September 30, 2025. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the years ended September 30, 2025 and 2024, $5,597,010 and nil, respectively, of our research and development expenses corresponded to equity-based compensation

General and Administrative Expense

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

General and administrative expenses increased by $22,711,527, or 332%, to $29,562,520 for the year ended September 30, 2025, compared to $6,850,993 for the comparative period ended September 30, 2024, primarily due to equity-based compensation, professional fees for legal and audit costs, and additional office and staff costs to support our research and development activities during the year ended September 30, 2025 compared to the year ended September 30, 2024. During the year ended September 30, 2025, general and administrative expenses primarily consisted of $19 million in personnel costs, including $13.2 million in equity-based compensation and $4.3 million in professional fees. During the year ended September 30, 2024, general and administrative expenses primarily consisted of $2.7 million in personnel costs, including $0.3 million in equity-based compensation and $0.9 million in professional fees. During the years ended September 30, 2025 and 2024, $13,227,205 and $320,257, respectively, of our general and administrative expenses corresponded to equity-based compensation.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $1,207,500 for the year ended September 30, 2025, compared to ($66,000) for the comparative period ended September 30, 2024, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the year ended September 30, 2025, we earned interest income of $5,565,457 on our cash and cash equivalents held at a financial institution, earned $250,000 from consulting services, earned $84,000 from a lease agreement, and earned $250,000 as a non-refundable down payment for the proposed sale of our ODIN™ low-pressure coolant microreactor design and all associated intellectual property. During the year ended September 30, 2024, we earned interest income of $352,002 on our cash and cash equivalents held at a financial institution, and earned $7,000 from a lease agreement.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents will fund our current operating, research and development and business development plans through at least the next twelve months from the date of this Report. Although we have negative operating cash outflows of $19,621,963 and $8,464,146 for the years ended September 30, 2025 and 2024, we had approximately $203 million in cash and cash equivalents as of September 30, 2025 (compared to approximately $29 million as of September 30, 2024) and working capital of approximately $201 million as of September 30, 2025 (compared to approximately $28 million as of September 30, 2024). In addition, we received net proceeds of approximately $378.6 million from our October 2025 private placement.

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

Going Concern

As part of issuing our consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the consolidated financial statements included in this Report are issued. We have incurred significant operating losses since our inception, and as of September 30, 2025 and 2024, we had an accumulated deficit of approximately $57.5 million and $17.4 million, respectively, and negative operating cash flow during fiscal 2025 and fiscal 2024. Management expects that operating losses and negative cash flows will increase from the 2025 levels because of additional costs and expenses related to our research and development and business development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete development, regulatory licensing and effective commercialization of our products and technology in development.

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we are able to complete development, regulatory licensing and effective commercialization of our products and technology in development. We will require additional capital to develop our reactors and to fund operations for the foreseeable future. Particularly in light of our significant capital raising activity in 2025, we believe that our existing cash is sufficient to support our business plan in the near-term. However, as our business plans and industry are rapidly evolving, certain costs are not reasonably estimable at this time.

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

Summary Statement of Cash Flows for the Years Ended September 30, 2025 and 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Net cash used in operating activities	$(19,621,963)	$(8,464,146)
Net cash provided by investing activities	(17,524,377)	(3,700,000)
Net cash provided by financing activities	211,904,135	33,718,608
Net increase in cash	174,757,795	21,554,462

Cash Flows used in Operating Activities

Net cash used by operating activities for the year ended September 30, 2025 was $19,621,963, which consisted of our net loss of $40,067,076, net of non-cash items of $20,682,453, and net of changes in working capital accounts. Net cash used by operating activities for the year ended September 30, 2024 was $8,464,146, which consisted of our net loss of $10,151,556, net of non-cash items of $1,213,682, and net of changes in working capital accounts. Our cash used in operating activities increased by $11,157,817 during the year ended September 30, 2025, due to an increase in net loss and changes in working capital accounts. The significant increase in cash used in operating activities during the year ended September 30, 2025, when compared to the year ended September 30, 2024, was primarily due to increased research and development activities, additional regulatory and staff costs to support our research and development activities, and additional office and professional fees during the year ended September 30, 2025 compared to the year ended September 30, 2024.

Cash Flows used in Investing Activities

Net cash used by investing activities for the year ended September 30, 2025 was $17,524,377, which consisted of $9,075,045 of cash paid for the acquisition of the USNC Assets that closed on January 10, 2025, $3,500,000 used to purchase a 23,537 sq. ft. building with land in Oak Brook, Illinois to serve as a regional demonstration and office facility to support the development of our KRONOS MMR™ Energy System, leasehold improvements of $3,103,000 at our Westchester, New York facility, and $1,846,332 for other additions to property, plant and equipment. Net cash used by investing activities for the year ended September 30, 2024 was $3,700,000, which consisted of $1,700,000 used to purchase a 14,000 sq. ft., 2-story building with land in Oak Ridge, Tennessee to house our Nuclear Technology Branch, and $2,000,000 as a strategic equity investment into LIS Technologies Inc. (a related party).

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the year ended September 30, 2025 was $211,904,135, which consisted of approximately $18.5 million from exercises of warrants, $2.4 million from exercises of stock options, and net proceeds of approximately $191 million from our registered follow-on offering in October 2024, our November 2024 private placement offering, and our May 2025 private placement offering. Net cash provided by financing activities for the year ended September 30, 2024 was $33,718,608, which consisted of $34,953,937 in cash received from the issuance of shares of common stock less $3,554,829 in offering costs.

Commitments

As of September 30, 2025, we had two long-term operating leases corresponding to (1) our corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. As of September 30, 2024, we had one lease commitment corresponding to our corporate headquarters in New York, New York. Our corporate headquarters cover approximately 7,800 square feet. We lease this space for $33,605 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on July 31, 2031. Our demonstration facility covers approximately 6,800 square feet in Westchester County, New York. We lease this space for $17,000 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on December 31, 2030.

Off-Balance Sheet Arrangements

As of September 30, 2025 and 2024, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

Leases

We recognize right-of-use (ROU) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of September 30, 2025, we have two long-term operating leases. As of September 30, 2024, we had one long-term operating lease.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the officers who certify our financial reports and to the members of our senior management and board of directors as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Item 4. Controls and Procedures in our third quarter Form 10-Q for the fiscal year ended September 30, 2025, we identified a material weakness in our internal control over financial reporting related to ineffective general information technology controls applicable to certain cloud-based information technology systems that were relevant to our financial reporting processes and system of internal control over financial reporting. As a result, our business process automated and manual controls that were dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted.

During the fourth fiscal quarter of 2025, we implemented the following remediation plan, including:

●	Created robust management review controls to assess the completeness, accuracy and reasonableness of key information used in financial reporting; and

●	Formalized the preparation and review of information used in financial reporting to ensure the completeness and accuracy of reports at fiscal year-end.

We completed the necessary testing and we believe that the material weakness outlined above has been remediated as of September 30, 2025.

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

Under the supervision and with the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the execution of the material weakness remediation activities described above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

(b) Insider Trading Arrangements and Policies

Adoption or Termination of Insider Trading Arrangements

In September 2025, the below listed directors or officers of our company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as described below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration	Termination Date
Jay Jiang Yu	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 2,996,400 to be sold	(2)	9/3/2026

James Walker	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 408,688 to be sold	(2)	9/2/2026

Jaisun Garcha	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 112,215 shares to be sold	(2)	6/5/2026

Dr. Tsun Yee Law	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 131,143 to be sold	(2)	10/31/2026

Diane Hare	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 41,143 to be sold	(2)	12/31/2026

Dr. Kenny Yu	9/23/2025	Rule 10b5-1 Trading Arrangement (3)	Up to 55,000 to be sold	(2)	12/31/2026

(1)	Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)	Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. Except as indicated by footnote, each arrangement also provides, among other things, for termination upon the occurrence of death, dissolution, bankruptcy, insolvency, or failure to comply in material respect with any applicable laws and/or any obligations of such arrangement.
(3)	Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in September 2025.

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

Name	Age	Position
James Walker	42	Chief Executive Officer and Director
Jay Jiang Yu	45	President, Secretary, Treasurer, and Chairman of the Board of Directors
Jaisun Garcha	45	Chief Financial Officer
Dr. Florent Heidet	40	Chief Technology Officer and Head of Reactor Development
Dr. Tsun Yee Law	42	Independent Director
Diane Hare	36	Independent Director
Dr. Kenny Yu	39	Independent Director
Dr. Seth Berl	33	Independent Director

Biographies of Executive Officers and Directors

James Walker has been our Chief Executive Officer and director since 2022. Mr. Walker has over seventeen years of engineering project management experience across various industries, such as construction, mechanical engineering, and nuclear engineering. Since 2020, Mr. Walker has served as the senior executive manager at Ares, where he is responsible for the construction of plants, purchases of land, operations, marketing, financing, safety regulation compliance, and shareholder relations. He is also concurrently serving on the board of directors of several small-cap publicly traded companies in Canada, including Bayhorse Silver Inc. (Ticker: BHS, Canada: TSX Venture) and Xander Resources, Inc. (Ticker: XND, Canada: TSX Venture), and serves as a consultant to LIST. From 2016 to 2020, Mr. Walker served as the head of company strategy of Lithium Energy Products (or Lithium), a company primarily engaged in the exploration of lithium prospects, where he oversaw the company’s projects, resource allocation, grant submissions, and collaborative ventures. Prior to joining Lithium, from 2013 to 2016, Mr. Walker was an engineering project manager for the United Kingdom’s Ministry of Defence (or the Ministry of Defence). While there, he was responsible for infrastructure projects and worked in each stage of the nuclear product life cycle, from concept to decommissioning. At the Ministry of Defence, Mr. Walker was primarily engaged in design, modelling, rigs, testing, and problem shooting. He also managed multidisciplinary teams involving engineers, managers, contractors and finance and commercial personnel, and served as the project lead and manager for the building of a nuclear material reclamation plant, and as the engineering manager for constructing factories and facilities designed to manufacture reactor cores. Between 2012 and 2013, Mr. Walker was seconded and worked as a nuclear physicist at Rolls-Royce, leading a project to model various configurations of Rolls-Royce’s Zero-Power reactor using probabilistic physics software to digitally replicate real-world behavior and determine program accuracy margins. Prior to this role, Mr. Walker served as a mechanical engineer and a nuclear engineer at the Ministry of Defence.

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

Jaisun Garcha has been our Chief Financial Officer since 2022. Mr. Garcha has extensive experience and knowledge in financial management, corporate governance, and risk management for public and private companies. From February 2022 to December 2024, Mr. Garcha served as the part time chief financial officer and a director at LIST. From March 2022 to October 2024, Mr. Garcha served as the chief financial officer of St. James Gold (“St. James”), a Canada-based publicly traded company (Ticker: LORD, Canada: TSX Venture) engaged in mining exploration. From February 2013 to October 2024, Mr. Garcha served as the chief financial officer of Snipp Interactive Inc. (“Snipp Interactive”), a Canada-based publicly traded company (Ticker: SPN, Canada: TSX Venture) engaged in global loyalty and promotion solutions. Prior to this, Mr. Garcha served as the chief financial officer or senior financial consultant of various private and public companies in a wide spectrum of sectors including but not limited to mining, oil and gas exploration, and venture capital. Mr. Garcha began his career as an accountant in 2001. Over the course of his twenty-year career, Mr. Garcha has assisted several companies in going public through initial public offerings and reverse takeovers. Mr. Garcha is a Chartered Professional Accountant (CPA), Certified General Accountant (CGA) and holds a Bachelor of Science degree from the University of British Columbia and a Master of Business Administration from Laurentian University.

Dr. Florent Heidet has been our Chief Technology Officer and Head of Reactor Development since March 6, 2025. Dr. Heidet has over 18 years of experience in nuclear energy industry. Between May 2024 and February 2025, Dr. Heidet has served as a Senior Energy Consultant at Hatch Ltd., a consulting and engineering firm specializing in the metals, energy, and infrastructure sectors. Dr. Heidet has served as Head of Design and Engineering since February 2024 at Ultra Safe Nuclear Corporation (USNC), a vertical integrator of nuclear technologies and services. From October 2022 to January 2024, Dr. Heidet also consecutively served as Director of Innovation for nuclear systems and Director of Technology and Engineering at USNC. Prior to joining the USNC, Dr. Heidet spent 12 years at Argonne National Laboratory, where he played a central role in most of the laboratory’s nuclear reactor design projects. Dr. Heidet has also managed his own small company, MFT Tech LLC, since 2021. Dr. Heidet holds a Doctorate and Master of Science in Nuclear Engineering from the University of California, Berkeley, a Master of Science in Mechanical Engineering from the Arts et Métiers ParisTech (ENSAM) in Paris, France, and business program certificates from both University of California, Berkeley Haas School of Business and University of Chicago Booth School of Business. He has published numerous peer-reviewed technical papers and authored several chapters of the Encyclopedia of Nuclear Energy.

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

Dr. Kenny Yu has been our director since May 8, 2023. Dr. Yu is a licensed pharmacist in New York and has been the System Senior director of Pharmacy Services at NYU Langone Health since 2021. In this role, he provides executive leadership and coordination for all pharmacy services provided within NYU Langone Health to promote the standardization and alignment of practices across all pharmacy sites. Dr. Yu has also served on the Advisory Council at Apexus LLC, a company engaged in increasing access to medications and improving patient care nationwide. Dr. Yu was the inaugural director of 340B pharmacy services, a drug pricing program, in 2016. In this role, he managed both the compliance and optimization of the 340B program, which he and his team built from the ground up. Dr. Yu holds a Master of Business Administration from George Washington University and a Doctorate in Pharmacy from the Ernest Mario School of Pharmacy at Rutgers University. We believe that Dr. Yu is qualified to serve as a director of our company because of his experience in analyzing and interpreting financial information.

Dr. Seth Berl has been our director since June 1, 2025. Dr. Berl is a technology executive with governmental and private experience and expertise in high-performance computing, artificial intelligence and machine learning, data science, cybersecurity, embedded and “internet of things” systems, tactical edge networks, satellite communications, and enterprise-scale storage and networking. Since May 2025, Dr. Berl has served as Global GTM, Government Technologies Chief Technologist at Intel Corporation, where he helps shape technology and go-to-market strategy for worldwide government solutions. From June 2024 to May 2025, Dr. Berl served as Deputy Chief Data Officer at the U.S. Department of Energy (DOE) where he led the enterprise data program harnessing data and artificial intelligence to drive operational results. From 2020 to 2024, Dr. Berl served as Chief Technology Officer at GovSmart, Inc., a private firm where he led technical direction, built strategic partnerships, and helped drive product innovation for federal agencies and commercial clients. Prior to these roles, Dr. Berl worked as a nuclear and atomic physics researcher at the University of Virginia and Old Dominion University, coordinating with National Science Foundation, National Aeronautics and Space Administration (NASA), Department of Energy (DOE), Defense Advanced Research Projects Agency (DARPA), Northrop Grumman, and the U.S. Air Force for product development, including, among others, a quantum physics package for acceleration and rotation sensing, quantum computing memory, and the design and fabrication of microelectronics and semiconductors. Dr. Berl also founded and ran Smartec, LLC, a technology-consulting firm that served Fortune 500 companies. Dr. Berl received a Master and a Doctorate in Atomic Physics from the University of Virginia, and holds dual Bachelor of Science degrees in Electrical Engineering and Physics, from Old Dominion University. We believe that Dr. Berl is qualified to serve as a director of our company because of his industry and government experience.

Our Executive Advisory Board

We have assembled an Executive Advisory Board comprised of military, scientific and governmental experts. Our Executive Advisory Board provides industry knowledge and important contacts to our management team. The following table sets forth certain information regarding our Executive Advisory Board:

Name	Age	Position
Rick Perry	75	Chairman of Executive Advisory Board
Gen. Wesley K. Clark (Ret.)., KBE	80	Chairman of Executive Advisory Board for Military and Defense
Lt. General Terry G. Robling (Ret.)	71	Chairman of the Executive Advisory Board for Federal and Defense Appropriations and Requirements
Vice Admiral Charles J. Leidig, Jr. (Ret.)	70	Chairman of its Executive Advisory Board for Naval Nuclear Initiatives
Dr. Robert Gallucci	79	Chairman of the Executive Advisory Board for Nuclear Policy
Daniel M. Donovan Jr.	69	Chairman of the Executive Advisory Board for Market Intelligence
Gov. Andrew M. Cuomo	68	Executive Advisory Board Member
Dr. Lassina Zerbo	62	Chairman of the Executive Advisory Board for Africa
Michelle Amante-Harstine	70	Senior Strategic Advisor to the Executive Advisory Board for U.S. Energy Initiatives

Rick Perry has been the Chairman of Executive Advisory Board since 2025. Mr. Perry attended Texas A&M University and graduated with a bachelor’s degree in animal science in 1972. Between 1972 and 1977, Mr. Perry served in the United States Air Force, flying C-130 tactical airlift aircraft in the U.S., Europe, and the Middle East; by the time of his discharge, he had attained the rank of captain. He served as the 14th Secretary of Energy from 2017 to 2019 in the first Trump administration. As Secretary of Energy, Mr. Perry worked to advance energy policies to promote American energy independence, notably backing nuclear power. Prior to his service as Secretary of Energy, Mr. Perry served as the 47th governor of the State of Texas. His political career began in 1985 as a representative for a rural West Texas district in the state House of Representatives, and beginning in 1990, he served two terms as Texas Commissioner of Agriculture. Mr. Perry twice sought the Republican nomination for president, running in 2012 and again in 2016.

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

Vice Admiral Charles J. Leidig, Jr. (Ret.) has been chairman of our Executive Advisory Board for Naval Nuclear Initiatives since July 2025. Vice Admiral Leidig served as Deputy to the Commander for Military Operations, U.S. Africa Command from August 2010 to June 2013, capping a 39-year Navy career. Prior to this assignment, he was the 80th Commandant of Midshipmen at the U.S. Naval Academy, and earlier commanded USS Cavalla (SSN 684), where his crew earned two Meritorious Unit Commendations and the coveted Battle “E.” Additional leadership posts included Commander, Submarine Development Squadron Five; Commander, Naval Forces and Region Marianas; Commander, Submarine Group Eight; and Deputy Commander, U.S. 6th Fleet. Across these tours he directed submarine rescue programs, Arctic-warfare initiatives, and allied undersea operations, building a reputation for positive, mission-focused leadership. Vice Admiral Leidig’s career also included stints as a material officer for Submarine Squadron 11, senior member of the Nuclear Propulsion Examining Board, assistant deputy director for Regional Operations on the Joint Staff, and executive assistant to the Director of the Joint Staff. He is a 1978 graduate, with distinction, of the U.S. Naval Academy and holds a master’s in National Security and Strategic Studies from the Naval War College. Professional education later included the National Security Management Program at Syracuse University and the Navy Executive Business Course at UNC Chapel Hill.

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

Consulting Agreements with the Members of the Executive Advisory Board

Each member of our Executive Advisory Board has entered into a consulting agreement with us under similar terms and conditions, either in their individual capacity or through a limited liability company that they control. Our Executive Advisory Board members are not employees of our company; instead, they serve as independent contractors and can resign or be terminated by us at any time. They may pursue any other activities and engagements during their terms of agreements with us.

Pursuant to these consulting agreements, each member of our Executive Advisory Board is entitled to certain cash payments and options to purchase shares of our common stock for services rendered. These agreements also contain customary restrictive covenants relating to confidentiality, non-solicitation, non-disparagement, and indemnification. The term of these agreements is between 18 months and 36 months, commencing from their respective effective dates between August 2022 and August 2023, subject to early termination. During the fiscal years ended September 30, 2025 and 2024, our executive advisory board was paid a total of $248,000 and $247,500, respectively.

Option Agreements with the Members of the Executive Advisory Board

We have entered into stock option agreements with the members of our Executive Advisory Board pursuant to the 2023 Stock Option Plan #2 (as defined below), except for Gov. Andrew M. Cuomo who was granted options that were not governed by either our 2023 Stock Option Plan #1 or our Stock Option Plan #2. Under the stock option agreements, each member was granted an option to acquire certain common stock at certain exercise price.

Their options shall fully vest on the effective date of their option agreements and exercisable at any time until their respective expiration date. The following table provides information regarding each stock options held by the named member of our Executive Advisory Board as of the date of this Report.

	Grant Date	Vesting Start date	Number of securities underlying unexercised options vested (#)	Number of securities underlying unexercised options unvested (#)	Options exercise price ($)	Option Expiration date
Rick Perry	June 11, 2025	June 11, 2025	15,000	-	$34.25	June 11, 2030
Gen. Wesley K. Clark KBE	August 30, 2023	August 30, 2023	90,000	-	$3.00	August 30, 2026
Gov. Andrew M. Cuomo	March 13, 2024	March 13, 2024	125,000	-	$3.00	March 13, 2027

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers.

Number and Terms of Office of Officers and Directors

Our business and affairs are organized under the direction of our board of directors. Our board of directors consists of six directors, including two executive directors and four independent directors.

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

Our board has determined that Dr. Tsun Yee Law, Dr. Kenny Yu, Ms. Diane Hare and Dr. Seth Berl are independent directors under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Nominating and Corporate Governance Committee

Drs. Kenny Yu, Tsun Yee Law, Ms. Diane Hare and Dr. Seth Berl serve as members of our Nominating and Corporate Governance Committee with Ms. Diane Hare serving as the chairwoman of the Nominating and Corporate Governance Committee. All of our Nominating and Corporate Governance Committee members satisfy the “independence” requirements of the Nasdaq listing rules and meet the independence standards under Rule 10A-3 under the Exchange Act. The functions of this committee include, among other things:

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

Role of Board in Risk Oversight Process

Jay Jiang Yu, our President, Secretary, Treasurer, and Chairman of the Board, beneficially owns approximately 21.37% of the voting power of our common stock as of December 16, 2025. Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of our company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate. Jay Jiang Yu, our President, Secretary, Treasurer, and Chairman of the Board, and James Walker, our CEO and director, have extensive knowledge of all aspects of our company, our business and risks.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended September 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except for Ms. Diane Hare whose Form 4 filing dated June 6, 2025 was delayed due to her travel and lack of internet access.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended September 30, 2025 and 2024. Individuals we refer to as our “named executive officers” include our President, Chie Executive Officer and any other highly compensated executive officers whose salary and bonus for services rendered in all capacities equaled or exceeded $100,000 during the fiscal years ended September 30, 2025 and 2024.

Summary Compensation Table

The following table presents the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended September 30, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Option Awards ($)(2)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Jay Jiang Yu	2025	496,667	600,000	6,043,422	4,018,086	-	-	11,158,175
President, Secretary, Treasurer, and Chairman of the Board of Directors	2024	-	-	-	-	-	390,000	390,000
James Walker	2025	-	300,000	6,043,422	2,511,348	-	426,668	9,281,438
Chief Executive Officer and Director	2024	-	-	-	-	-	185,000	185,000
Jaisun Garcha	2025	-	200,000	3,021,711	1,507,001	-	326,333	5,055,045
Chief Financial Officer	2024	-	-	-	-	-	170,000	170,000
Florent Heidet(5)	2025	208,333	125,000	6,812,116	804,055	-	3,333	7,952,837
Chief Technology Officer	2024	-	-	-	-	-	-	-

(1)	Amounts reflect the aggregate grant date fair value of restricted stock unit (“RSU”) awards granted to our named executive officers during the applicable year calculated in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the applicable named executive officer. See Note 4 in our audited consolidated financial statements for the fiscal year ended September 30, 2025 for a discussion of the relevant assumptions used in calculating these amounts. The number of RSUs subject to each award was determined by dividing the dollar-denominated value by our closing price on the grant date.

(2)	Amounts reflect the aggregate grant date fair value of stock options granted to our named executive officers during the applicable year calculated in accordance with FASB ASC Topic 718, rather than the amounts paid to or realized by the applicable named executive officer. See Note 4 in our audited consolidated financial statements for the fiscal year ended September 30, 2025 for a discussion of the relevant assumptions used in calculating this amount.

(3)	Amounts listed include discretionary bonuses paid to our named executive officers for their performance.

(4)	For non-employee executive officers, amounts reflect compensation paid as consulting fees and for employee executive officers, amounts reflect matching contributions made by us under our 401(k) plan.

(5)	Dr. Heidet commenced employment as our Chief Technology Officer in March 2025.

Narrative to Summary Compensation Table

Employment Agreement with Mr. Yu

On October 17, 2024, we entered into an employment agreement with Mr. Jiang Jay Yu, pursuant to which Mr. Yu will continue to serve as our President, reporting to our board of directors. The Compensation Committee of our board (with the members of such committee also comprising a majority of the entire board) independently reviewed and approved the employment agreement.

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

The employment agreement entitles Mr. Yu to a base salary of $420,000 , eligibility for an annual bonus, eligibility for equity-based compensation awards and fringe benefits, perquisites, and employee benefits consistent with our practices. The employment agreement also entitles Mr. Yu to be indemnified and advanced legal fees to the maximum extent permitted under our bylaws and other governing documents.

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

Employment Agreement with Dr. Heidet

On March 6, 2025, we entered into an Employment Agreement (the “Heidet Employment Agreement”) with Dr. Heidet, effective on March 6, 2025. Pursuant to the Heidet Employment Agreement, Dr. Heidet serves as our Chief Technology Officer and Chief Technology Officer and Head of Reactor Development, with the initial term of three (3) years, ending on March 6, 2028. Thereafter, the Heidet Employment Agreement will be automatically renewed for successive one (1)-year periods unless either we or Dr. Heidet provides written notice of non-renewal at least 90 days prior to the applicable renewal date.

Dr. Heidet is entitled to an annual base salary of $300,000 , plus eligibility for an annual bonus and equity-based compensation awards, and entitlement to participate in employee benefits plans and other customary benefits provided by us. Dr. Heidet is also entitled to a one-time sign-up bonus of $25,000, payable within 30 days of March 6, 2025. The Heidet Employment Agreement contains customary restrictive covenants relating to non-solicitation and non-competition for a period of one year after the date of termination of employment, confidentiality covenants restricting disclosures of the intellectual property rights and other confidential information. Additionally, the Heidet Employment Agreement may be terminated through applicable notice procedure by either the Company or Dr. Heidet at any time for any reason.

Consulting Agreements with Our Executive Officers

We have entered into a consulting agreement with each of our executive officers under similar terms except for Jay Jiang Yu, our President, Secretary, Treasurer, and Chairman of the Board, and Dr. Heidet, our Chief Technology Officer and Head of Reactor Development, with each of whom we have an employment agreement as mentioned above. We previously entered into a consulting agreement with I Financial Ventures Group LLC where Jay Jiang Yu is the sole member and manager and provided relevant services to us, which was terminated on October 17, 2024. In general, except for Jay Jiang Yu and Dr. Florent Heidet, our other executive officers are not employees of our company, instead, they serve as independent contractors and can be terminated by either party at any time. They may pursue any other activities and engagements during their terms of agreements with us.

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

Amendment to Compensatory Arrangements of Certain Officers

On June 3, 2025, the Compensation Committee of our Board approved certain amendments to the compensation arrangements for our executive officers, effective as of June 3, 2025. The compensation amendments for our executive officers were made to better align its compensation program with current market practices, based on an executive compensation benchmarking report provided by an independent consulting firm commissioned by us.

The compensation amendments for our executive officers are shown in the table below:

Name of Executive Officer	New Annual Base Salary/ Compensation
Jay Jiang Yu	$650,000
James Walker	$500,000
Jaisun Garcha	$400,000
Florent Heidet	$400,000

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

	Grant Date	Vesting Start date	Number of securities underlying unexercised options vested (#)	Number of securities underlying unexercised options unvested (#)	Options exercise price ($)	Option Expiration date
Jay Jiang Yu	February 10, 2023	February 10, 2023	500,000	-	$1.50	February 10, 2026
President, Secretary, Treasurer, and Chairman of the Board of Directors	June 7, 2023	June 7, 2023	200,000	-	$3.00	June 7, 2026
	March 13, 2025	March 13, 2025	300,000	-	$28.32	March 13, 2035

James Walker	February 10, 2023	February 10, 2023	500,000	-	$1.50	February 10, 2026
Chief Executive Officer and Director	June 7, 2023	June 7, 2023	200,000	-	$3.00	June 7, 2026
	March 13, 2025	March 13, 2025	300,000	-	$28.32	March 13, 2035

Jaisun Garcha	February 10, 2023	February 10, 2023	150,000	-	$1.50	February 10, 2026
Chief Financial Officer	June 7, 2023	June 7, 2023	40,000	-	$3.00	June 7, 2026
	March 13, 2025	March 13, 2025	150,000	-	$28.32	March 13, 2035

Florent Heidet	March 6, 2025	March 6, 2026	-	338,000	$28.32	March 6, 2035
Chief Technology Officer

2023 Stock Option Plans

On February 10, 2023, and on June 7, 2023, our board adopted two distinct stock option plans for our company (which we refer to individually, the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2; collectively, the 2023 Stock Option Plans). The plans were otherwise substantially similar in their substance.

The principal purposes of the 2023 Plans were to: (a) improve individual performance by providing long-term incentives and rewards to certain of our employees, directors, and consultants; (b) assist our company in attracting, retaining, and motivating certain employees, directors, and consultants with experience and ability; and (c) align the interests of such persons with those of our stockholders.

No awards have been granted under the 2023 Stock Option Plans or any other prior plan on or after the effective date of the 2025 Plan (defined below). The 2023 Stock Option Plans have been replaced by the 2025 Plan on February 28, 2025.

The following description of the principal terms of the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 is a summary and is qualified in its entirety by their full text and all amendments thereto.

Administration

The 2023 Stock Option Plans may be administered by our board or a committee appointed by, and consisting of two or more members of, the board of directors (or the Plan Administrator). At any time when no committee has been appointed to administer each of the 2023 Stock Option Plans, the board will be the Plan Administrator. The Plan Administrator, in its exclusive discretion, selects the individuals to whom awards may be granted, the types of awards granted, the time or times at which such awards are granted, and the terms and conditions of such awards. The Plan Administrator also has exclusive authority to interpret each of the 2023 Stock Option Plans and the terms of any instrument evidencing any awards and may adopt and change rules and regulations of general application for their administration. The Plan Administrator may delegate administrative duties to such of our company’s officers as it so determines. Unless sooner terminated, each of the 2023 Stock Option Plans shall terminate ten years after the earlier of the plan’s adoption by the board and approval by our company’s stockholders.

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

2025 Equity Incentive Plan

On February 28, 2025, the board approved the Nano Nuclear Energy Inc. 2025 Equity Incentive Plan (the “2025 Plan”), effective as of February 28, 2025. The 2025 Plan was approved by the shareholders on April 23, 2025, which replaced the 2023 Stock Option Plans.

The following description of the principal terms of the 2025 Plan is a summary and is qualified in its entirety by their full text and all amendments thereto.

Purpose

The purpose of the 2025 Plan is to enhance our ability to attract, retain and motivate persons who make important contributions to us by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. Equity awards and equity-linked compensatory opportunities are intended to assist in further aligning the interests of directors, employees, and consultants with those of our stockholders.

Eligibility

The Administrator (as defined below) may grant awards to any director, employee or consultant of the Company or its subsidiaries. Only employees are eligible to receive incentive stock options. As of the date of this Report, approximately 67 individuals will be eligible to participate in the 2025 Plan, which includes approximately 4 non-employee directors, 37 full-time employees, and 26 consultants.

Administration

The 2025 Plan will be administered by the board or one or more committees or subcommittees of the board, which will be comprised, unless otherwise determined by the board, solely of not less than two members who will be non-employee directors (a “Committee”), or any officer that has been delegated administrative authority pursuant to the 2025 Plan for the duration such delegation is in effect (collectively, the “Administrator”). The Administrator, which initially will be the Compensation Committee of our board of directors, will have full power to (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares, other securities, other awards or other property, or canceled, forfeited, or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares, other securities, other awards or other property and other amounts payable with respect to an award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2025 Plan and any instrument or agreement relating to, or award granted under, the 2025 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2025 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; (x) to reprice existing awards or to grant awards in connection with or in consideration of the cancellation of an outstanding award with a higher price; and (xi) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2025 Plan.

Share Reserve

The maximum aggregate number of shares of Common Stock that may be issued under the 2025 Plan is the sum of (A) 4,750,000, plus (B) any shares that are available under the 2023 Stock Option Plans as of the effective date of the 2025 Plan, plus (C) an increase commencing on January 1, 2026, and continuing annually on each anniversary thereof through and including January 1, 2035, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the board or the Committee.

10,000,000 shares of Common Stock may be issued upon the exercise of incentive stock options.

Shares issuable under the 2025 Plan may be authorized, but unissued, or reacquired. Shares underlying any awards under the 2025 Plan that are settled in cash, forfeited, canceled, repurchased, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the Shares available for issuance under the 2025 Plan, although shares shall not again become available for issuance as incentive stock options. Additionally, shares of Common Stock issued as “substitute awards” (as defined in the 2025 Plan) will not count against the 2025 Plan’s share limit, except substitute awards that are incentive stock options will count against the incentive stock option limit.

The share reserve described herein may be subject to certain adjustments in the event of certain changes in the capitalization of the Company (see Equitable Adjustments below).

Annual Limitation on Awards to Non-Employee Directors

The 2025 Plan contains a limitation whereby the value of all awards under the 2025 Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $750,000 for the first calendar year a non-employee director is initially appointed to the board, and $500,000 in any other calendar year.

Types of Awards

The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent awards, and other stock- or cash-based awards (collectively, “awards”).

Stock Options. The 2025 Plan permits the granting of both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and options that do not so qualify. Options granted under the 2025 Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the 2025 Plan.

The exercise price of each option will be determined by the Administrator, but such exercise price may not be less than 100% of the fair market value of one share of Common Stock on the date of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. The term of each option will be set by the Administrator and may not exceed ten (10) years from the date of grant (or five (5) years for an incentive stock option granted to a 10% or greater stockholder). The Administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of an option, the exercise price must be paid in full either in cash, check or, with approval of the Administrator, by surrender of other shares of Common Stock that meet the conditions established by the Administrator to avoid adverse accounting consequences to the Company, by broker-assisted cashless exercise, by delivery of a notice of “net exercise” to the Company, such other consideration and method of payment to the extent permitted by applicable law, or any combination of the foregoing methods of payment.

Stock Appreciation Rights. The Administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of Common Stock or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price, as set by the Administrator and which will be at least equal to the fair market value of a share of Common Stock on the grant date. The term of each stock appreciation right will be set by the Administrator and may not exceed ten years from the date of grant. The Administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock. A restricted stock award is an award of shares of Common Stock that vest in accordance with the terms and conditions established by the Administrator. The Administrator will determine the persons to whom grants of restricted stock awards are made, the number of restricted shares to be awarded, the price (if any) to be paid for the restricted shares, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards. Unless otherwise provided in the applicable award agreement, a participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive cash dividends, if applicable.

Restricted Stock Units. Restricted stock units are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with the Company or its subsidiaries, the passage of time or other restrictions or conditions. The Administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in Common Stock, cash, other securities, other property, or a combination of the foregoing, as determined by the Administrator.

The holders of restricted stock units will have no voting rights. Prior to settlement or forfeiture, restricted stock units awarded under the 2025 Plan may, at the Administrator’s discretion, provide for a right to dividend equivalents.

Performance Awards. The Administrator has the authority to grant stock options, stock appreciation rights, restricted stock, or restricted stock units as a performance award, which means that such awards vest at least in part upon the attainment of one or more specified performance criteria. For each performance period, the Administrator will have the sole authority to select the length of such performance period, the types of performance award to be granted, the performance criteria that will be used to establish the performance goals, and the level(s) of performance which shall result in a performance award being earned. At any time, the Administrator may adjust or modify the calculation of a performance goal for a performance period, to appropriately reflect any circumstance or event that occurs during a performance period and that in the Administrator’s sole discretion, warrants adjustment or modification. Depending on the type of performance award granted, the previously discussed terms and conditions will also apply to a performance award.

Performance criteria for a performance award may be based on the attainment of specific levels of performance of the Company (and/or one or more subsidiaries, divisions, business segments or operational units, or any combination of the foregoing) and may include, without limitation, any of the following: (i) net earnings or net income (before or after taxes); (ii) basic or diluted earnings per share (before or after taxes); (iii) revenue or revenue growth (measured on a net or gross basis); (iv) gross profit or gross profit growth; (v) operating profit (before or after taxes); (vi) return measures (including, but not limited to, return on assets, capital, invested capital, equity, or sales); (vii) cash flow (including, but not limited to, operating cash flow, free cash flow, net cash provided by operations and cash flow return on capital); (viii) financing and other capital raising transactions (including, but not limited to, sales of the Company’s equity or debt securities); (ix) earnings before or after taxes, interest, depreciation and/or amortization; (x) gross or operating margins; (xi) productivity ratios; (xii) share price (including, but not limited to, growth measures and total shareholder return); (xiii) expense targets; (xiv) margins; (xv) productivity and operating efficiencies; (xvi) customer satisfaction; (xvii) customer growth; (xviii) working capital targets; (xix) measures of economic value added; (xx) inventory control; (xxi) enterprise value; (xxii) sales; (xxiii) debt levels and net debt; (xxiv) combined ratio; (xxv) timely launch of new facilities; (xxvi) client retention; (xxvii) employee retention; (xxviii) timely completion of new product rollouts; (xxix) cost targets; (xxx) reductions and savings; (xxxi) productivity and efficiencies; (xxxii) strategic partnerships or transactions; and (xxxiii) personal targets, goals or completion of projects. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of the Company and/or one or more subsidiaries as a whole or any business unit(s) of the Company and/or one or more subsidiaries or any combination thereof, or any of the above performance criteria may be compared to the performance of a selected group of comparison or peer companies, or a published or special index that the Administrator deems appropriate, or as compared to various stock market indices.

Dividend Equivalents. An award of dividend equivalents entitles the holder to be credited with an amount equal to all dividends paid on one share of Common Stock while the holder’s tandem award is outstanding. Dividend equivalents may be paid currently or credited to an account for the participant, settled in cash or Common Stock, and subject to the same restriction on transferability and forfeitability as the award with respect to which the dividend equivalents are granted.

Other Stock- or Cash-Based Awards. Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the 2025 Plan and/or cash awards made outside of the 2025 Plan. The Administrator shall have authority to determine the service providers to whom and the time or times at which other stock-based awards shall be made, the amount of such other stock-based awards, and all other conditions of the other stock-based awards, including any dividend and/or voting rights. The Administrator may grant cash awards in such amounts and subject to such performance or other vesting criteria and terms and conditions as the Administrator may determine.

Repricing

Notwithstanding anything to the contrary in the 2025 Plan, unless a repricing is approved by shareholders, in no case may the Administrator (i) amend an outstanding option or stock appreciation right to reduce the exercise price of the award, (ii) cancel, exchange, or surrender an outstanding option or stock appreciation right in exchange for cash or other awards for the purpose of repricing the award, or (iii) cancel, exchange, or surrender an outstanding option or stock appreciation right in exchange for an option or stock appreciation right with an exercise price that is less than the exercise price of the original award.

Tax Withholding

Participants in the 2025 Plan are responsible for the payment of any federal, state, or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. Without limitation, the Administrator may, in its sole discretion, permit a participant to satisfy, in whole or in part, the foregoing withholding liability by (A) the delivery of shares of Common Stock (which are not subject to any pledge or other security interest) owned by the participant having a fair market value equal to such withholding liability, (B) having the Company withhold from the number of shares of Common Stock otherwise issuable or deliverable pursuant to the exercise or settlement of the award a number of shares of Common Stock with a fair market value equal to such withholding liability, (C) deducting an amount sufficient to satisfy such withholding obligation from any payment of any kind otherwise due to a participant, (D) accepting a payment from the participant in cash, by wire transfer of immediately available funds, or by check made payable to the order of the Company, or (E) if there is a public market for the shares of Common Stock at the time the withholding obligation for a tax obligation is to be satisfied, selling shares issued pursuant to the award creating the withholding obligation. The amount withheld pursuant to any of the foregoing payment forms will be determined by the Company and may be up to (but not in excess of) the aggregate amount of such obligations based on the maximum statutory withholding rates in the participant’s jurisdiction for all tax obligations that are applicable to such taxable income.

Equitable Adjustments

In the event of a merger, consolidation, recapitalization, stock split, reverse stock split, reorganization, split-up, spin-off, combination, repurchase or other change in corporate structure affecting the Common Stock, the Administrator will adjust (i) the number and class of shares which may be delivered under the 2025 Plan (or number and kind of other securities or other property); (ii) the number, class and price (including the exercise or strike price of options and stock appreciation rights) of shares of Common Stock subject to outstanding awards, (iii) any applicable performance criteria, performance period, and other terms and conditions of outstanding performance awards, and (iv) the 2025 Plan’s numerical limits.

Change in Control

In the event of a change in control (as defined in the 2025 Plan), each outstanding award shall be assumed or an equivalent award substituted by the acquiring or successor corporation or a parent of the acquiring or successor corporation. Unless determined otherwise by the Administrator, if a successor refuses to assume or substitute for the award, (A) the participant will fully vest in and have the right to exercise the award, (B) all applicable restrictions will lapse, and (C) all performance objectives and other vesting criteria will be deemed achieved at targeted levels.

Transferability of Awards

Unless determined otherwise by the Administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, except to a participant’s estate or legal representative, and may be exercised, during the lifetime of the participant, only by the participant.

Term

The 2025 Plan became effective on February 28, 2025, the date it was adopted by our board, and, unless terminated earlier, the 2025 Plan will continue in effect for a term of ten (10) years.

Amendment and Termination

Our board may amend, alter, suspend or terminate the 2025 Plan at any time. No amendment or termination of the 2025 Plan will materially impair the rights of any participant, unless mutually agreed otherwise between the participant and the Company. Approval of the stockholders shall be required for any amendment, where required by applicable law, as well as (i) to increase the number of shares of Common Stock available for issuance under the 2025 Plan and (ii) to change the persons or class of persons eligible to receive awards under the 2025 Plan.

Recoupment Policy

All awards granted under the 2025 Plan, all amounts paid under the 2025 Plan, and all shares of Common Stock issued under the 2025 Plan shall be subject to reduction, recoupment, clawback, or recovery by the Company in accordance with applicable laws and with Company policy.

2025 Plan RSU Agreements to Executive Officers

We enter into RSU award agreements (or the 2025 RSU Award Agreements) pursuant to the 2025 Plan with our executive officers under similar terms from time to time. Under the 2025 RSU Award Agreements, each applicable executive officer is granted certain number of restricted stock units under the 2025 Plan at certain fair value at each grant date.

On June 3, 2025, the compensation committee of our board approved certain RSU grants to our executive officers, effective as of June 3, 2025.

	Restricted Stock Unit (“RSU”) Grant
Name of Executive Officer	Value of Award (US$)	Number of RSUs	Fair Value per RSU on the Grant Date	Grant Date	Vesting Schedule
Jay Jiang Yu	$4,018,086	137,700	$29.18	June 3, 2025	One third (1/3) on each of
James Walker	$2,511,348	86,064	$29.18	June 3, 2025	the first, second and
Jaisun Garcha	$1,507,001	51,645	$29.18	June 3, 2025	third anniversary
Dr. Florent Heidet	$804,055	27,555	$29.18	June 3, 2025	of Grant Date

On November 13, 2025, the compensation committee of our board approved certain additional RSU grants to our executive officers, effective as of November 13, 2025.

	Restricted Stock Unit (“RSU”) Grant
Name of Executive Officer	Value of Award (US$)	Number of RSUs	Fair Value per RSU on the Grant Date	Grant Date	Vesting Schedule
Jay Jiang Yu	$6,200,059	183,978	$33.70	November 13, 2025	One third (1/3) on each of
James Walker	$3,000,041	89,022	$33.70	November 13, 2025	the first, second and
Jaisun Garcha	$1,800,086	53,415	$33.70	November 13, 2025	third anniversary
Dr. Florent Heidet	$380,035	11,277	$33.70	November 13, 2025	of Grant Date

The foregoing RSUs were awarded under and subject to the terms of the 2025 Plan. To memorialize the RSU grants, the Company entered into RSU Agreements with each of our executive officers. The RSU Agreements contain substantially similar terms and conditions, pursuant to which each executive officer was granted certain fixed amount of RSUs with certain applicable vesting schedules, subject to each officer’s continued service with us through each applicable vesting date. Any applicable fraction of an RSU that would otherwise be vested will be accumulated and will vest only when a whole RSU has accumulated.

The shares of common stock underlying each officer’s RSUs have been registered under the Securities Act, but are subject to restriction given each officer’s status as an affiliate of the Company.

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

Amendment to Compensatory Arrangements of Certain Officers

On June 3, 2025, the compensation committee of our board approved certain amendments to the compensation arrangements for our non-executive directors, effective as of June 3, 2025.

Name of Independent Directors	New Annual Cash Compensation
Dr. Tsun Yee Law	$50,000
Diane Hare	$50,000
Dr. Kenny Yu	$50,000
Dr. Seth Berl	$50,000

Our executive directors will not receive compensation in their capacity as directors. The following table shows the compensation paid to our non-executive directors during the year ended September 30, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(1) ($)	Total ($)
Dr. Tsun Yee Law	2025	-	-	100,724	100,029	-	50,000	250,753
Independent Director	2024	-	-	-	-	-	25,000	25,000
Diane Hare	2025	-	-	100,724	100,029	-	50,000	250,753
Independent Director	2024	-	-	-	-	-	35,000	35,000
Dr. Kenny Yu	2025	-	-	100,724	100,029	-	50,000	250,753
Independent Director	2024	-	-	-	-	-	35,000	35,000
Dr. Seth Berl	2025	-	-	-	437,700	-	50,000	487,700
Independent Director	2024	-	-	-	-	-	-	-

(1)	Consists of consulting fees or directors fees paid and accrued pursuant to their respective consulting agreements with us.

The following table provides information regarding each stock options held by the named directors under the 2023 Stock Option Plans and the 2025 Plan as of the date of this Report.

	Grant Date	Vesting Start date	Number of securities underlying unexercised options vested (#)	Number of securities underlying unexercised options unvested (#)	Options exercise price ($)	Option Expiration date
Dr. Tsun Yee Law
Independent Director	February 10, 2023	February 10, 2023	30,000	-	$1.50	February 10, 2026
	March 13, 2025	March 13, 2025	5,000	-	$28.32	March 13, 2035

Diane Hare
Independent Director	June 7, 2023	June 7, 2023	40,000	-	$3.00	June 7, 2026
	March 13, 2025	March 13, 2025	5,000	-	$28.32	March 13, 2035

Dr. Kenny Yu
Independent Director	June 7, 2023	June 7, 2023	40,000	-	$3.00	June 7, 2026
	March 13, 2025	March 13, 2025	5,000	-	$28.32	March 13, 2035

2025 Plan RSU Agreements to Non-Executive Directors

We enter into 2025 RSU Award Agreements pursuant to the 2025 Plan with our non-executive directors under similar terms from time to time. Under the 2025 RSU Award Agreements, each applicable non-executive director is granted certain number of RSUs under the 2025 Plan at certain fair value at each grant date.

On June 3, 2025, the compensation committee of our board approved certain RSU grants to our non-executive director, effective as of June 3, 2025.

	RSU Grant
Name of Independent Directors	Value of Award (US$)	Number of RSU	Fair Value per RSU on the Grant Date	Grant Date	Vesting Schedule
Dr. Tsun Yee Law	$100,029	3,428	$29.18	June 3, 2025	The first anniversary
Diane Hare	$100,029	3,428	$29.18	June 3, 2025	of Grant Date
Dr. Kenny Yu	$100,029	3,428	$29.18	June 3, 2025
Dr. Seth Berl	$437,700	15,000	$29.18	June 3, 2025	50% vested on the last day of the six months from Grant Date; with the remaining 50% vested on the first anniversary of Grant Date

On November 13, 2025, the compensation committee of our board approved certain additional RSU grants to our non-executive director, effective as of November 13, 2025.

	RSU Grant
Name of Independent Directors	Value of Award (US$)	Number of RSU	Fair Value per RSU on the Grant Date	Grant Date	Vesting Schedule
Dr. Tsun Yee Law	$100,022	2,968	$33.70	November 13, 2025	The first anniversary of
Diane Hare	$100,022	2,968	$33.70	November 13, 2025	Grant Date
Dr. Kenny Yu	$100,022	2,968	$33.70	November 13, 2025
Dr. Seth Berl	$100,022	2,968	$33.70	November 13, 2025

The foregoing RSUs were awarded under and subject to the terms of the 2025 Plan. To memorialize the RSU grants, the Company entered into RSU Agreements with each of its independent directors. The RSU Agreements contained substantially similar terms and conditions, pursuant to which each non-executive director was granted certain fixed amount of RSUs with certain applicable vesting schedules, subject to each non-executive director’s continued service with us through each applicable vesting date. Any applicable fraction of an RSU that would otherwise be vested will be accumulated and will vest only when a whole RSU has accumulated.

The shares of common stock underlying each director’s RSUs have been registered under the Securities Act, but are subject to restriction given each director’s status as an independent director of the Company.

Outstanding Equity Awards at Fiscal Year-End

There was no issuance of shares of common stock as equity awards to any of our executive officers and directors during the fiscal years ended September 30, 2025 and 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of December 16, 2025, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on 50,474,294 shares of common stock outstanding as of December 16, 2025. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this Report. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

	Shares of common stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percentage (2)
5% or Greater Stockholders
I Financial Ventures Group LLC. (3)	10,700,000	20.91%
Executive Officers, Directors and Director Nominees
Jay Jiang Yu (3)	11,000,000	21.37%
James Walker (4)	1,300,000	2.53%
Jaisun Garcha (5)	590,000	1.16%
Dr. Florent Heidet	—	—
Dr. Tsun Yee Law (6)	135,000	*
Diane Hare (7)	45,000	*
Dr. Kenny Yu (8)	60,000	*
Dr. Seth Berl	—	—
All directors and executive officers as a group (eight individuals)	13,137,500	25.54%

* Less than 1%.

(1)	Except as otherwise indicated, the business address of our directors and executive officers is 10 Times Square, 30th Floor, New York, NY 10018.

(2)	Based on 50,474,294 shares of common stock outstanding as of December 16, 2025.

(3)	Represents 10,000,000 shares of common stock held by I Financial Ventures Group LLC. (or I Financial), a Limited Liability company incorporated under the laws of Delaware and includes 700,000 shares of common stock issuable to I Financial upon the exercise of the vested options within 60 days of the date of this Report and 300,000 shares of common stock issuable to Jay Jiang Yu upon the exercise of the vested options within 60 days of the date of this Report. Jay Jiang Yu, our President, Secretary, Treasurer, and Chairman of the Board of Directors, is the sole shareholder and director of I Financial, and exercises voting and dispositive power of the securities held by I Financial. The address of I Financial is c/o 10 Times Square, 30th Floor, New York, NY 10018.

(4)	Represents 300,000 shares of common stock held by James Walker, our Chief Executive Officer and director, and includes 1,000,000 shares of common stock issuable upon the exercise of the vested options within 60 days of the date of this Report.

(5)	Represents 250,000 shares of common stock held by Jaisun Garcha, our Chief Financial Officer and director, and includes 340,000 shares of common stock issuable upon the exercise of the vested options within 60 days of the date of this Report.

(6)	Represents 100,000 shares of common stock held by Dr. Tsun Yee Law, our independent director, and includes 35,000 shares of common stock issuable upon the exercise of the vested options within 60 days of the date of this Report.

(7)	Includes 45,000 shares of common stock issuable upon the exercise of the vested options by Diane Hare, our independent director, within 60 days of the date of this Report.

(8)	Represents 15,000 shares of common stock held by Dr. Kenny Yu, our independent director, and includes 45,000 shares of common stock issuable upon the exercise of the vested options within 60 days of the date of this Report.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since February 8, 2022 (inception) to which we were a party in which (i) the amount involved exceeded or will exceed $120,000 and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive Compensation.”

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

Facilities

See “Item 2 - Properties.”

Share Issuances

See “Item 5 - Recent Sales of Unregistered Securities.”

Employment Arrangements with Senior Executives

See “Item 11 - Executive Compensation.”

Company Policies on Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement, or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

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

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountant, WithumSmith+Brown, PC (or Withum) for the fiscal years ended September 30, 2025 and 2024.

	Year Ended September 30,
	2025	2024
Audit fees	$420,980	$235,200
Audit-related fees	$-	$-
Tax fees	$23,150	$12,792
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, quarterly reviews and review of the financial information included in our registration statements with the SEC for the years ended September 30, 2025 and 2024 totaled $420,980 and $235,200, respectively.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay any fees for consultations concerning financial accounting and reporting standards for the fiscal years ended September 30, 2025 and 2024.

Tax Fees

Tax fees include professional services rendered in connection with tax compliance and preparation of tax returns. We paid Withum $23,150 and $12,792 for tax related fees for the fiscal years ended September 30, 2025 and 2024.

All Other Fees

All other fees relate to professional services are not included in the categories above. We did not pay any other fees for the fiscal years ended September 30, 2025 and 2024.

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

Nano Nuclear Energy Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nano Nuclear Energy, Inc. and Subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2025 and 2024, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

December 18, 2025

PCAOB ID Number 100

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024

ASSETS

Current assets:
Cash and cash equivalents	$203,265,052	$28,507,257
Accounts receivable, net	250,000	-
Prepaid expenses	902,861	833,947
Deposits, current	250,000	-
Total current assets	204,667,913	29,341,204
Deferred offering costs	300,000	-
Deposits, non-current	269,235	235,235
Property, plant and equipment, net	9,783,777	1,689,607
Right-of-use assets	2,560,896	1,830,124
Long-term investments, related party	2,000,000	2,000,000
In-process research and development	9,075,045	-
Total assets	$228,656,866	$35,096,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,314,596	$761,479
Due to related parties	-	25,000
Lease liabilities, current	534,128	281,352
Contingent consideration	1,978,000	770,500
Total current liabilities	3,826,724	1,838,331
Lease liabilities, non-current	2,261,414	1,650,383
Total liabilities	6,088,138	3,488,714

Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of September 30, 2025 and September 30, 2024; none issued and outstanding as of September 30, 2025 and September 30, 2024	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of September 30, 2025 and September 30, 2024; 41,738,358 and 30,715,663 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	4,173	3,072
Additional paid-in capital	280,065,412	49,038,165
Accumulated deficit	(57,500,857)	(17,433,781)
Total stockholders’ equity	222,568,728	31,607,456
Total liabilities and stockholders’ equity	$228,656,866	$35,096,170

The accompanying notes are an integral part of these consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Operating expenses
General and administrative	$29,562,520	$6,850,993
Research and development	15,446,513	3,725,565
Change in fair value of contingent consideration	1,207,500	(66,000)
Loss from operations	(46,216,533)	(10,510,558)

Other income	6,149,457	359,002
Net loss	$(40,067,076)	$(10,151,556)

Net loss per share of common stock:
Basic	$(1.06)	$(0.39)
Diluted	$(1.06)	$(0.39)

Weighted-average shares of common stock outstanding:
Basic	37,910,547	26,222,442
Diluted	37,910,547	26,222,442

The accompanying notes are an integral part of these consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended September 30, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456
Common stock issuances	8,824,183	883	206,399,132	-	206,400,015
Offering costs	-	-	(15,076,556)	-	(15,076,556)
Exercise of warrants	1,254,512	123	18,476,051	-	18,476,174
Exercise of stock options	944,000	95	2,404,405	-	2,404,500
Equity-based compensation	-	-	18,824,215	-	18,824,215
Net loss	-			(40,067,076)	(40,067,076)
Balance as of September 30, 2025	41,738,358	$4,173	$280,065,412	$(57,500,857)	$222,568,728

For the Year Ended September 30, 2024

	Mezzanine Equity		Permanent Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of September 30, 2023	2,000,000	$5,000,000	23,184,869	$2,319	$9,288,553	$(7,282,225)	$2,008,647
Mezzanine equity conversion	(2,000,000)	(5,000,000)	2,000,000	200	4,999,800	-	5,000,000

Common stock issuances	-	-	4,804,019	481	34,953,456	-	34,953,937
Offering costs	-	-	-	-	(3,629,829)	-	(3,629,829)
R&D acquisition common stock issuances	-	-	50,000	5	786,495	-	786,500
Exercise of warrants	-	-	63,775	6	1,275,494	-	1,275,500
Exercise of stock options	-	-	593,000	59	1,043,941	-	1,044,000
Equity-based compensation	-	-	20,000	2	320,255	-	320,257
Net loss	-	-	-	-	-	(10,151,556)	(10,151,556)
Balance as of September 30, 2024	-	$-	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

The accompanying notes are an integral part of these consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024

OPERATING ACTIVITIES
Net loss	$(40,067,076)	$(10,151,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	18,824,215	320,257
Amortization of right-of-use assets	295,576	96,532
Depreciation	355,162	10,393
R&D acquisition paid-in equity	-	786,500
Changes in fair value of contingent liability	1,207,500	-
Change in assets and liabilities:
Prepaid expenses	(68,914)	(628,090)
Deposits	(284,000)	(235,235)
Accounts receivable	(250,000)	-
Accounts payable and accrued liabilities	553,115	571,474
Due to related parties	(25,000)	(10,000)
Lease liabilities	(162,541)	5,079
Contingent liability	-	770,500
Net cash used in operating activities	(19,621,963)	(8,464,146)

INVESTING ACTIVITIES
In-process research and development	(9,075,045)	-
Increase in long-term investments	-	(2,000,000)
Additions to property, plant and equipment	(8,449,332)	(1,700,000)
Net cash used in investing activities	(17,524,377)	(3,700,000)

FINANCING ACTIVITIES
Proceeds from common stock issuances	206,400,015	34,953,937
Offering costs	(15,076,556)	(3,554,829)
Proceeds from exercise of warrants	18,476,176	1,275,500
Proceeds from exercise of stock options	2,404,500	1,044,000
Payment of deferred offering costs	(300,000)	-
Net cash provided by financing activities	211,904,135	33,718,608

Net increase in cash	174,757,795	21,554,462
Cash and cash equivalents, beginning of year	28,507,257	6,952,795
Cash and cash equivalents, end of year	$203,265,052	$28,507,257

Non-Cash Supplemental Disclosures
Inception of Right-of-Use Asset / Lease Liability	$1,026,348	$1,926,178

The accompanying notes are an integral part of these consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION

NANO Nuclear Energy Inc. (“NANO”, the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada on February 8, 2022 (“Inception”) and is headquartered in New York, New York. The Company is an early-stage nuclear energy company developing smaller, simpler, and safer advanced portable clean energy solutions utilizing advanced proprietary reactor designs, intellectual property and research methods.

The Company is principally focused on the following four business lines as part of its development strategy:

●	Nuclear Reactor Business. The Company’s on-demand capable, advanced nuclear microreactors currently in development are (i) the fixed installation KRONOS MMR™ Energy System, (ii) ZEUS™, a portable modular solid core battery reactor, and (iii) the space focused, portable LOKI MMR™. The KRONOS MMR™ reactor targets new markets beyond those targeted by the Company’s smaller microreactors, which are designed for more remote locations, such as island and remote communities, remote industry such as mining projects or oil and gas. The KRONOS MMR™ reactor will target larger population centers, industrial heat for larger industries, data and artificial intelligence centers for the tech industry, and LOKI MMR™ will target extra-terrestrial applications. The ZEUS™ microreactor has moved from the design stage to physical test work stages, with materials testing, irradiation testing, and initial rig construction currently underway, to ensure the accuracy of the Company’s modelled reactor and to optimize the dimensions and composition of the system. In March 2025, the Company announced that it had assembled the first reactor core hardware of the ZEUS™ microreactor for initial non-nuclear testing. The Company envisions readily replaceable microreactors which it can provide to customers in several sectors, including data centers, artificial intelligence computer and quantum computing; crypto mining; military applications; disaster relief; transportation (including shipping); mining projects; water desalination and green hydrogen plants; remote habitation, and space exploration. The KRONOS™ and LOKI™ designs and related intellectual property and other assets were acquired on January 10, 2025 (see Note 9 for further information). Through its subsidiary, Nano Nuclear Space Inc., the Company is seeking to explore the potential commercial applications of developing micronuclear reactor technology in space.

●	Fuel Processing Business. Through its subsidiary, HALEU Energy Fuel Inc., and in coordination with the Department of Energy (“DOE”), the Company is also seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for its own reactors but also to the broader advanced nuclear reactor industry. In December 2024, the Company announced that LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 8), and the Company were selected by the DOE to participate as one of six contract awardees in the DOE’s Low-Enriched Uranium (LEU) Enrichment Acquisition Program (“LEU Acquisition Program”). Under the contract awarded to LIST, LIST was selected as the prime contractor, with the Company as the key subcontractor bringing the Company’s technical and regulatory expertise in advanced nuclear solutions to the collaboration (see Note 8 for further information).

●	Fuel Transportation Business. Through its subsidiary, Advanced Fuel Transportation Inc., the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel around North America. The Company is also examining strategic acquisitions within the nuclear transportation industry to provide the Company with the in-house capability to move its own materials and reactors, although as of the date of these consolidated financial statements, the Company has not entered into any definitive agreements with any third party for such acquisitions.

●	Nuclear Consultation Services. The Company also plans on providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of these consolidated financial statements, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions, which we anticipate would require approximately $2 million over the next twelve months to recruit additional staff and build corresponding infrastructure to be capable of providing these services.

These consolidated financial statements include the accounts of the Company and its wholly owned legal subsidiaries, American Uranium Inc., HALEU Energy Fuel Inc., Advanced Fuel Transportation Inc., Nano Nuclear Space Inc., KRONOS MMR Inc., and LOKI MMR Inc. Each of these subsidiaries is a Nevada corporation.

As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of the Company.

Liquidity

These consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At September 30, 2025, the Company had working capital of $200,841,189 and accumulated deficit of $57,500,857. For the year ended September 30, 2025, the Company had net loss of $40,067,076, and negative cash flows from operations of $19,621,963. At September 30, 2024, the Company had working capital of $27,502,873 and accumulated deficit of $17,433,781. For the year ended September 30, 2024, the Company had net loss of $10,151,556, and negative cash flows from operations of $8,464,146. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they become due at least for the next twelve months after the date the consolidated financial statements are issued to conform to the going concern uncertainty period. During the year ended September 30, 2025, the Company received approximately $18.5 million from exercises of warrants, $2.4 million from exercises of stock options, and net proceeds of approximately $191 million from the Company’s October 2024 Follow-on Offering (as defined in Note 4 below), its November 2024 Private Placement offering (as defined in Note 4), and its May 2025 Private Placement Offering (as defined in Note 4). In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth in the future. After September 30, 2025, the Company completed a private placement offering generating gross proceeds of approximately $400 million. See Note 11 for further information.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, equity-based compensation, right of use assets and lease liabilities, and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as amounts reported on the consolidated statements of operations during the years presented. Actual results could differ from those estimates.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement. The carrying amount of certain financial instruments, including prepaid expenses and accounts payable, approximates fair value due to their short maturities.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at September 30, 2025 and 2024. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment charges. When components of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment and depreciated separately. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized in earnings.

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

Leases

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of September 30, 2025, the Company had two long-term operating leases. As of September 30, 2024, the Company had one long-term operating lease.

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

Warrant Instruments

The Company accounts for warrants issued in connection with the private placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

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

As of September 30, 2025 and 2024, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 8). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of September 30, 2025. No impairment was recorded during the years ended September 30, 2025 and 2024. The investments were recognized as other assets on the Company’s consolidated balance sheets.

Mezzanine Equity

The Company recognized a tranche of shares of Common Stock as mezzanine equity since such shares were redeemable at the option of the holder, but not mandatorily redeemable. On March 30, 2024, the Company amended its subscription agreement with the holder of such shares to terminate the redemption right, which resulted in a conversion of such shares from mezzanine equity to stockholders’ equity. See Note 4 for further information.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity-Based Compensation

Equity-based compensation for employees and non-employees is measured using a fair value-based method for all equity-based awards. The Company recognizes equity-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms. The Company estimates the fair value of an equity-based award using a closed option valuation (Black-Scholes) pricing model. Equity-based compensation is recorded as either a general and administrative expense or a research and development expense in the consolidated statements of operations. The Company has elected to account for forfeitures of stock-based awards as they occur.

The Black-Scholes pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future.

The Company’s assumptions utilized in the Black-Scholes price model are as follows: (1) fair market value of stock price on date of grant; (2) the volatility of its underlying stock; which is estimated using an average of the historical volatility of a group of comparable publicly traded companies due to the Company’s lack of trading history; (3) expected dividend yield is zero as the Company does not anticipate paying any recurring cash dividends in the foreseeable future; (4) risk-free rate based on the United States Treasury yield curve in effect at the time of the grant; (5) expected term estimated based on the vesting and contractual term of the stock option grant.

Research and Development

Research and development (“R&D”) expenses represent costs incurred for designing and engineering products, including the costs of developing design tools, as well as the costs to acquire technology and other assets from third parties. All research and development costs related to product development are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the consolidated statements of operations. Advertising costs expensed were approximately $453,000 and $902,000, respectively, for the years ended September 30, 2025 and 2024.

Legal Contingencies

The Company is presently involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed at the trial court level in April 2025 but remains subject to appeal. The other proceeding is currently subject to a motion to dismiss. Given the status of these legal proceedings, the Company cannot reasonably estimate at September 30, 2025 the amount of any potential financial loss or cost that could result from these proceedings. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is “more likely than not” that deferred tax assets will not be realized. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance.

On July 4, 2025, the U.S. federal government enacted tax legislation referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, among other things, makes permanent 100% bonus depreciation for certain capital expenditures and immediate deduction for domestic research or experimental expenditures (R&D deduction). This legislation was effective for the Company’s consolidated financial statements for the year ended September 30, 2025, except for the R&D deduction which will be effective for the Company’s fiscal year 2026. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2025. The Company is currently assessing the impact of the OBBBA on future periods.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more-likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At September 30, 2025 and 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements.

Net Loss per Share

Basic earnings attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the sum of the weighted-average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of share options, warrants, and RSUs and the incremental shares issuable upon conversion of similar instruments.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of September 30:

	2025	2024
Stock options	3,774,000	3,539,000
Warrants	3,127,319	817,864
Restricted share units	350,748	-
Total shares excluded	7,252,067	4,356,864

Operating Segments

For the years ended September 30, 2025 and 2024, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chief Executive Officer is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the FASB. In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its consolidated financial statements.

3. OTHER INCOME

During the year ended September 30, 2025, the Company earned interest income of $5,565,457 on its cash and cash equivalents held at a financial institution, earned $250,000 from consulting services, earned $84,000 from a lease agreement (Note 8), and earned $250,000 as a non-refundable down payment for the proposed sale of its ODIN™ low-pressure coolant microreactor design and all associated intellectual property. During the year ended September 30, 2024, the Company earned interest income of $352,002 on its cash and cash equivalents held at a financial institution, and earned $7,000 from a lease agreement.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

4. EQUITY

The Company is authorized to issue 275,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, with a par value of $0.0001 per share. No shares of preferred stock were outstanding during the years presented. Holders of Common Stock are entitled to one vote per share.

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

September 30, 2025

4. EQUITY (Continued)

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

4. EQUITY (Continued)

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

Subsequent to September 30, 2025, the Company completed an additional private placement offering. See Note 11 for further information.

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

September 30, 2025

4. EQUITY (Continued)

Equity-Based Compensation

Issuance of Common Stock for Consulting fees

During the year ended September 30, 2024, the Company issued to two consultants an aggregate of 20,000 shares of Common Stock with an aggregate fair value of $167,800, which represents equity-based compensation and is recorded within general and administrative expenses.

Stock-Based Compensation

Stock Options

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

On March 6, 2025, the Company issued 338,000 stock options exercisable at $26.97 per common share with expiry on March 6, 2035, with approximately one-sixth of these options to be vested annually from 2026 to 2031 on March 6th of each year.

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

The Company determined the fair value of the 1,184,300 aggregate options granted during the year ended September 30, 2025 using a Black-Scholes pricing model and the following key assumptions:.expected term of 2.50 - 6.00 years, volatility of 87.00 - 112.23%, risk-free rate of 3.92 - 4.12%, and zero dividends.

The weighted-average grant date fair value of stock options granted during the year ended September 30, 2025 was $20.06 per share. During the year ended September 30, 2025, total stock-based compensation for stock options expected to vest was $17,410,675. There is $6,243,821 of remaining stock compensation expense to be recognized at September 30, 2025 corresponding to future vesting dates which will occur between 2026 and 2031 and will be recognized over a weighted average period of 3.17 years.

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

Restricted Stock Units

On June 3, 2025, the Company granted 350,748 restricted stock units (“RSUs”) to various consultants and key employees. The aggregate grant-date fair value of the RSUs was $10,234,827 or $29.18 per share based on the market price of our stock on the date of grant. The restricted stock units vests as follows: 302,964 RSUs vest one-third on the grant-date anniversary; 32,784 RSUs vest on the grant-date anniversary, and 15,000 vest 50% on the six month anniversary of the grant-date with remaining vesting on the grant-date anniversary.

During the year ended September 30, 2025, the Company recognized stock-based compensation for RSUs expected to vest of $1,418,313. As of September 30, 2025, we have unrecognized compensation of $8,816,514 which will be recognized over a weighted-average period of 1.35 years.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

4. EQUITY (Continued)

Equity-Based Compensation (Continued)

Stock-Based Compensation (Continued)

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans and the 2025 Equity Plan is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2023	4,007,000	$2.23	2.54	$2,050
Options granted	125,000	3.00	2.71	—
Options exercised	(593,000)	1.76	—	—
Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$42,720
Options granted	1,184,300	28.01		—
Options forfeited	(5,300)	28.32	—	—
Options exercised	(944,000)	2.55	—	—
Outstanding – September 30, 2025	3,774,000	$10.31	3.25	$106,626
Exercisable at the end of period	3,430,000	$8.63	2.64	$102,652

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average contractual
	Number of	exercise price	term
	shares	per share	(in years)

Outstanding – September 30, 2023	-	$-	-
Warrants issued	881,639	17.48	5.00
Warrants exercised	(63,775)	20.00	-
Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,408,193)	$16.71	-
Outstanding – September 30, 2025	3,127,319	$24.40	4.12

Restricted Stock Unit Activity

A summary of cumulative restricted stock unit activity under the 2025 Equity Plan is as follows:

	RSUs outstanding
	Number of shares	Weighted- average grant date fair value per share	Aggregate fair value (in thousands)

Outstanding –September 30, 2024	—	$—	$—
RSUs granted	350,748	29.18	10,235
Outstanding and unvested – September 30, 2025	350,748	$29.18	$10,235

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

5. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2025	September 30, 2024
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of year	$1,700,000	$-
Additions – land	330,000	115,000
Additions – building	4,000,234	1,585,000
Additions – leasehold improvements	3,103,000	-
Additions – construction in progress	1,016,098	-
End of year	10,149,332	1,700,000

Accumulated depreciation
Beginning of year	(10,393)	-
Depreciation of building	(133,975)	(10,393)
Depreciation of leasehold improvements	(221,187)	-
End of year	(365,555)	(10,393)

Total property, plant and equipment, net	$9,783,777	$1,689,607

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee, for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s Nuclear Technology Branch. Depreciation was $94,351 and $10,393 for the years ended September 30, 2025 and 2024.

In July 2025, the Company purchased a 2.75-acre land package in Oak Brook, Illinois, for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the Company’s KRONOS MMR™ Microreactor Energy System. Depreciation was $39,625 and nil for the years ended September 30, 2025 and 2024.

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

	September 30, 2025	September 30, 2024
Right-of-use assets
Beginning of year	$1,830,124	$-
Additions	1,026,348	1,926,656
Amortization	(295,576)	(96,532)
End of year	$2,560,896	$1,830,124

As of September 30, 2025, the Company had two long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. Lease components in the Company’s long-term operating leases are accounted for following the guidance in ASC Topic 842, “Leases” (“ASC 842”), for the capitalization of long-term leases. At September 30, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt.

Balance sheet information related to the Company’s leases is presented below.

Operating leases:	September 30, 2025	September 30, 2024
Operating right-of-use assets	$2,560,896	$1,830,124
Operating lease liabilities, current	534,128	281,352
Operating lease liabilities, long term	2,261,414	1,650,383

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The following provides details of the Company’s lease expense:

	Year Ended September 30,
Lease cost:	2025	2024
Operating lease cost	$595,174	$236,030

Other information related to leases is presented below.

Cash paid for amounts included in the	Year Ended September 30,
measurement of lease liabilities:	2025	2024
Operating cash outflows from operating leases	$492,411	$134,420

September 30, 2025
Weighted-average discount rate – operating lease	11.6%
Weighted-average remaining lease term – operating lease (in years)	5.64

As of September 30, 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2026	$626,333
2027	641,992
2028	658,041
2029	674,493
Thereafter	1,142,669
Total future minimum lease payments, undiscounted	3,743,528
Less: Imputed interest for leases in excess of one year	(947,986)
Present value of future minimum lease payments	2,795,542
Less: Current portion of lease liabilities	(534,128)
Total lease liabilities, less current portion	$2,261,414

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

7. ACQUISITION OF ALIP TECHNOLOGY

On June 21, 2024, the Company acquired a novel annular linear induction pump (“ALIP”) technology used in small nuclear reactor cooling (“ALIP Acquisition”) from noted physicist, research engineer and project manager Carlos O. Maidana, PhD. In connection with the transaction, Dr. Maidana agreed to collaborate with the Company as a consultant on further development of the ALIP technology with a view toward achieving SBIR Phase III Award status.

As part of this transaction, Dr. Maidana assigned to NANO all intellectual property rights associated with the ALIP technology and product, his work on the foregoing grants and the proposal for the SBIR Phase III program. As consideration for the ALIP Acquisition, the Company (i) issued 50,000 shares of Common Stock to Dr. Maidana and (ii) paid Dr. Maidana cash consideration of $50,000. Additionally, the Company agreed to deliver to Dr. Madana an additional (iii) 50,000 shares of Common Stock and (iv) cash consideration of $50,000, contingent upon the successful completion of the SBIR Phase III project prior to specific timetables. The Company anticipated that the completion of the SBIR Phase III project would occur, and therefore had calculated the contingent consideration at the closing price of NANO’s stock on the date of acquisition. The ALIP Acquisition was accounted for as an acquisition of in-process R&D that was fully expensed on the acquisition date as R&D costs.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

7. ACQUISITION OF ALIP TECHNOLOGY (Continued)

On June 21, 2024, the contingent cash and common shares obligation was recorded at its fair value of $836,500 based on the closing price of NANO’s stock on the date of acquisition. At September 30, 2024, the contingent cash and common shares obligation was revalued to its fair value of $770,500 based on the closing price of NANO’s stock on September 30, 2024, which resulted in a revaluation recovery of $66,000. At September 30, 2025, the contingent cash and common shares obligation was revalued to its fair value of $1,978,000 based on the closing price of NANO’s stock on September 30, 2025, which resulted in a revaluation expense of $1,207,500.

8. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIS Technologies Inc. (“LIST”) (which is a related party), as part of its $11.88 million seed funding round. This additional capital into LIST was anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

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

The Company also leased approximately 7,000 square feet of dedicated space within its Oak Ridge, Tennessee, based nuclear technology facility to LIST to enable the next phase of the revitalization of its proprietary laser-based process. The Company leases this space to LIST for $7,000 per month. The lease became effective on September 2, 2024 and has a term ending on September 1, 2034.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

9. USNC ASSET ACQUISITION

On December 18, 2024, the Company entered into an asset purchase agreement (as amended, the “USNC Agreement”) with Ultra Safe Nuclear Corporation and certain of its subsidiaries (collectively, “USNC”) to acquire select nuclear energy technology assets (the “USNC Assets”) on an as-is, where-is basis, including USNC’s micro modular nuclear reactor business previously marketed as a MMR® Microreactor Energy System, which the Company has renamed “KRONOS MMRTM” (“KRONOS Business”), and transportable fission power system technology business previously marketed as a Pylon Transportable Reactor Platform, which the Company has renamed “LOKI MMRTM” (“LOKI Business”). The acquired assets included certain contracts, intellectual property rights, and a demonstration project, free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction process (“Auction”) conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the Bankruptcy Court overseeing USNC’s bankruptcy held a hearing where it approved the sale of the USNC Assets to the Company.

On January 10, 2025, we closed the acquisition (the “USNC Closing”) of the USNC Assets related to the KRONOS Business and the LOKI Business from USNC. The USNC Assets included (i) five contracts with third-party collaborators, (ii) 38 issued, pending or published patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired assets, (iii) rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and (iv) the business records of the USNC Assets and related rights. We acquired these assets through two new wholly owned subsidiaries incorporated in Nevada.

The USNC Assets also included certain Canadian assets relating to both the KRONOS MMR™ Energy System and certain Canadian intellectual property rights relating to the LOKI MMR™ (the “Canadian Assets”). The Canadian Assets include, among other assets, (i) three contracts with Canadian authorities, including a license application (the “Chalk River License Application”) with the Canadian Nuclear Safety Commission (“CNSC”) associated with a KRONOS MMRTM reactor demonstration project at Chalk River Laboratories located in Ontario, Canada (the “Chalk River Project”), (ii) the equity interests of a Canadian partnership that was believed at the time to hold the Chalk River License Application (the “Canadian Partnership”), and (iii) rights related to the Chalk River Project. The transfer of the Chalk River License Application and certain other of the Canadian Assets (such assets, the “Consent Assets”) required the consent of certain Canadian governmental entities, including the CNSC (the “Canadian Consents”). We established an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents were not received within 90 days after the closing, we had the right to terminate the acquisition of the Consent Assets, receive the return of $250,000 held in escrow and forfeit our rights to the Consent Assets. Our right to acquire the Consent Assets was established pursuant to an option arrangement with our Chairman and President and his affiliated entities as described below.

On January 10, 2025, we acquired the USNC Assets free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. On December 18, 2024, the United States Bankruptcy Court for the District of Delaware, the court overseeing USNC’s bankruptcy, approved the sale of the USNC Assets to us, including the Canadian Assets, which approval included our right to assign our purchase rights to the Consent Assets.

We had a limited amount of time to conduct due diligence on the USNC Assets, particularly the Canadian Assets. Moreover, we were made aware at that time that certain Consent Assets (specifically the Canadian Partnership) could be encumbered by liabilities that could not be cleared through USNC’s U.S. bankruptcy process, thus creating a risk to us should we assume such liabilities. To enable our ability to continue diligence of the Consent Assets to ensure we acquired the correct assets and did not assume or become exposed to any unknown liabilities, on the closing date of the USNC Asset acquisition, we assigned our rights to acquire the Consent Assets to Jay Jiang Yu, our founder, President, Secretary and Treasurer, and Chairman of the Board, and certain existing Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). Accordingly, on January 10, 2025, we entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which we received an option back from Mr. Yu and the Yu Entities to acquire for nominal consideration, for a period of five years beginning with the receipt by the Yu Entities of the Consent Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian Partnership, the other Consent Assets or the material assets and business of the Canadian Partnership. The assignment of the right to acquire the Consent Assets and the Yu Option Agreement were unanimously approved by our disinterested directors. Given the uncertainties regarding the Consent Assets at that time, we believe this option arrangement was the most efficient and cost-effective structure (particularly since the option was exercisable by us for only nominal consideration) for us to close the bankruptcy sale and secure the right to acquire Consent Assets, while also preserving our ability to progress the KRONOS project in Canada and facilitate the Canadian Consents.

During 2025, we sought Canadian Consents for the Consent Assets (most notably, the Chalk River License Application). As part of our continuing due diligence, we learned that a USNC affiliate called Global First Power Ltd. (“GFPL”), and not the Canadian Partnership, was in fact the holder of the Chalk River License Application. Further, we were informed by the CNSC that the Chalk River License Application could not be transferred and that only GFPL itself could complete the Chalk River License Application and obtain the license for the Chalk River Project or, alternatively, we or our subsidiaries or designees would need to file a new application with the CNSC. Accordingly, we determined that the most efficient course of action for our company to continue the Chalk River Project would be for us to acquire GFPL itself and thereby acquire the Chalk River License Application. As a result, on August 14, 2025, The RPWI Liquidating Trust, a Delaware liquidating trust created pursuant to USNC’s plan of liquidation in bankruptcy, GFPL, our company and our subsidiary Kronos MMR Inc. entered into a Purchase Agreement (the “GFPL Purchase Agreement”) pursuant to which Kronos MMR agreed to purchase all of the equity interests of GFPL and any other assets of GFPL that are specified in the GFPL Purchase Agreement (including the rights to the Chalk River License Application), free and clear of all liens, claims, encumbrances and other interests. The purchase price for GFPL was our assumption of an approximately $0.65 million liability, which was the amount owed by GFPL to the CNSC for pre-petition bankruptcy claims, plus any other amounts payable to CNSC for the Chalk River License Application which first arise and relate to, or become due and payable in the ordinary course after the closing of such acquisition, plus a $15,000 expense reimbursement allowance. On September 2, 2025, the GFPL Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, and on October 16, 2025, such transaction was closed. We expect to pay the $0.65 million assumed liability using cash on hand in the near future.

As a result of the foregoing, neither the Yu Entities nor our company formally acquired the Consent Assets, and given our subsequent due diligence and discussions with CNSC following our acquisition of the USNC Assets, we have determined that (i) our acquisition of GFPL provides us with all of the rights and assets we require from USNC to progress the Chalk River Project, (ii) the Consent Assets subject to the Yu Option Agreement are immaterial to our plans and need not be acquired, with the result that we expect to terminate the Yu Option Agreement and (iii) given that the Canadian Consents were not achieved on a timely basis, we intend to seek a return of the $250,000 escrow amount.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

9. USNC ASSET ACQUISITION (Continued)

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

The fair value allocation of the consideration transferred is as follows:

Total
Cash consideration paid	$8,500,000
Less: Value of Consent Assets (subject to Canadian Consents) held in escrow	(250,000)
Add: Assumed liabilities related to Designated Contracts (excluding Canadian Contracts)	825,045
Total Fair Value of Acquired IPR&D Assets	$9,075,045

The fair value was attributed to IPR&D assets associated with both the KRONOS Business and the LOKI Business. The acquired IPR&D assets are considered an indefinite-lived intangible asset and will not be amortized until the underlying technologies are placed into service. The Company will test the assets for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

10. INCOME TAXES

The Company’s provision for income taxes for the years ended September 30, 2025 and 2024 was $0 and $0, respectively.

Reconciliation of the Company’s effective tax rate to statutory rates for the years ended September 30, 2025 and 2024 is as follows:

Federal	21.00%	21.00%
State	13.06%	11.79%
Nondeductible expenses	10.92%	(0.27)%
Tax rate change	0.55%	3.14%
Provision to return adjustments and other	8.77%	0.83%
Change in valuation allowance	(54.31)%	(36.49)%
	$-	$-

The Company’s deferred tax assets (liabilities) consist of the following as of September 30, 2025 and 2024:

Deferred tax assets:
Net operating loss carryforwards	$18,296,092	3,987,674
Research and development expenses	3,712,574	885,849
Stock-based compensation	4,531,093	242,891
Depreciation and amortization	309,253	272,835
Operating lease liabilities	952,156	633,354
Contribution Carryovers	140,699	-
Contingent consideration	673,703	252,622
Total deferred tax assets	28,615,570	6,275,225
Valuation allowance	(27,434,239)	(5,675,186)
Net deferred tax assets	1,181,331	600,039
Deferred tax liabilities:
Right-of-use assets	(872,237)	(600,039)
IPR&D	(309,094)	-
Net deferred tax liabilities	(1,181,331)	(600,039)
	$-	$-

As of September 30, 2025 and 2024, the Company had total net deferred tax assets of $27,434,239 and $5,675,186, respectively. A valuation allowance is required to reduce deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible.

After consideration of all the evidence, both positive and negative, management determined that a 100% valuation allowance was necessary as of September 30, 2025 and 2024 in the amount of $27,434,239 an $5,675,186 , respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance during the years ended September 30, 2025 and 2024 was $21,759,053 and $3,704,016, respectively.

As of September 30, 2025, the Company subject to limitations, had approximately $48.6 million of federal net operating loss carryforwards for U.S. federal income tax purposes, $61.4 million in net operating loss carryforwards for state income tax purposes and  $48.6 million of net operating loss carryforwards for city income tax purposes, to offset future taxable income which never expires but has annual limitations of 80% of the Company’s taxable income. The utilization of the Company’s net operating losses are subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

11. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2025 through the date that the consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as stated as follows:

Between October 1, 2025 and the date that the consolidated financial statements were issued, 41,450 warrants were exercised to purchase 20,725 Common Stock at an exercise price of $20.00 per share generating gross proceeds of approximately $415,000,238,888 warrants were exercised to purchase 119,444 Common Stock at an exercise price of $17.00 per share generating gross proceeds of approximately $2,030,000, 105,000 stock options were exercised to purchase 105,000 common shares at an exercise price of $3.00 per share generating proceeds of approximately $105,000, and 17,500 RSUs vested but have not been issued as of the date of this Report.

On October 7, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with six institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell 8,490,767 shares (“Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), in a private placement (the “Private Placement”) for gross proceeds of approximately $400,000,000. Pursuant to the Purchase Agreement, the Company issued and sold the Shares in the Private Placement at a purchase price of $47.11 per share. The Private Placement closed on October 10, 2025. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $378,600,000. The Company intends to use these net proceeds to advance development, construction and regulatory licensing activities for its lead micro nuclear reactor program, the KRONOS MMR™ Energy System, continue development of its other micro reactor projects and other nuclear energy related business lines, pursue potential strategic acquisitions, and for general corporate purposes. Pursuant to the Purchase Agreement the Company included a resale prospectus in the next amendment to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2025 (File No.: 333-288982) covering the resale of the Shares (the “Resale Registration Statement”) which was amended and filed on October 22, 2025 (the date of filing, the “Filing Date”), and with the Resale Registration Statement to be effective within 30 days following the later of (i) the Filing Date, and (ii) the second business day after the date on which the United States Federal government shutdown has concluded and the Securities and Exchange Commission has reopened for operations, if it is not subject to review by the SEC. The Company will have an additional 30 days to cause the Resale Registration Statement to become effective, if it is subject to full review by the SEC. The Purchase Agreement includes standard representations, warranties and covenants of the Company and Investors, including a restriction on future issuances of the Company’s capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of the Resale Registration Statement. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as placement agent for the Private Placement (the “Placement Agent”) under a placement agency agreement with the Company (“Placement Agency Agreement”), pursuant to which it received a cash fee equal to 5.0% of the gross proceeds received by the Company in the Private Placement, and reimbursement of $200,000 in legal expenses.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of the Registrant (1)
3.2	Certificate of Amendment to Articles of Incorporation, dated March 4, 2024 (1)
3.3	Amended and Restated Bylaws of the Registrant (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Underwriter’s Warrant, dated May 10, 2024 (2)
4,3	Underwriter’s Warrant, dated July 15, 2024 (3)
4.4	Underwriter’s Warrant, dated October 25, 2024 (5)
4.5	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC (3)
4.6	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC (5)
4.7	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors (7)
10.1	Consulting Agreement dated February 8, 2022, by and between Registrant and Chief Executive Officer (1)^
10.2	Consulting Agreement dated February 8, 2022, by and between Registrant and Chief Financial Officer (1)^
10.3	Employment Agreement, dated October 17, 2024 by and between the Registrant and Jay Jiang Yu (4)
10.4	Independent Director Agreement between Registrant and Dr. Tsun Yee Law (1)
10.5	Independent Director Agreement between Registrant and Diane Hare (1)
10.6	Independent Director Agreement between Registrant and Dr. Kenny Yu (1)
10.7	2023 Stock Option Plan #1 (1)
10.8	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #1 (1)
10.9	2023 Stock Option Plan #2 (1)
10.10	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #2 (1)
10.11	Services Agreement, dated July 29, 2024, by and between the Registrant and Cambridge AtomWorks (2024) Limited (6)+^
10.12	Memorandum of Understanding dated March 30, 2023 by and between HALEU Energy Fuel Inc. and Centrus Energy Corp. (1)^
10.13	Form of Consulting Agreement by and between Registrant and each Executive Advisory Board Member (1)^
10.14	Strategic Partnership Project Agreement No. 23SP817 and its amendment dated February 14, 2023 and December 6, 2023, respectively, by and between the Registrant and Battelle Energy Alliance, LLC (1)+^
10.15	Services Agreement dated January 19, 2024, by and between the Registrant and Nuclear Education and Engineering Consulting LLC (1)+^
10.16	Lease Agreement dated March 7, 2024, by and between the Registrant and Charney Management LLC (1)
10.17	Exclusive Patent License Agreement, dated April 3, 2024, by and between the Registrant and Battelle Energy Alliance, LLC (1)+^
10.18	Partnership Agreement, dated November 4, 2024, between the Registrant and LIS Technologies Inc. (17)
10.19	Amendment No.1 to Partnership Agreement, dated November 5, 2024, between the Registrant and LIS Technologies Inc.(17)
10.20	Asset Purchase Agreement dated December 18, 2024 by and among the Registrant and Ultra Safe Nuclear Corporation and certain of its subsidiaries (8)^^
10.21	Form of Securities Purchase Agreement, dated November 24, 2024, between the Registrant and the Investors (7)
10.22	Form of Registration Rights Agreement, dated November 24, 2024, between the Registrant and the Investors (7)
10.23	First Amendment to Asset Purchase Agreement, dated January 10, 2025 by and among the Registrant and Ultra Safe Nuclear Corporation and certain of its subsidiaries (9)^^ +
10.24	Option Agreement, dated as of January 10, 2025, by and among Yu, the Yu Entities and the Registrant (9)+
10.25	Employment Agreement, dated March 6, 2025, by and between the Registrant and Dr. Florent Heidet (10)
10.26	Stock Option Agreement, dated March 6, 2025, by and between the Registrant and Dr. Florent Heidet (10)
10.27	Nano Nuclear Energy Inc. 2025 Equity Incentive Plan (11)
10.28	Form of Restricted Stock Unit Award Agreement (11)
10.29	Form of Securities Purchase Agreement, dated May 26, 2025, by and between the Registrant and the Investors (12)
10.30	Independent Director Agreement, dated June 1, 2025, by and between the Registrant and Dr. Seth Berl (13)
10.31	Sales Agreement, dated July 25, 2025, by and among the Registrant, TD Securities (USA) LLC, UBS Securities LLC and Piper Sandler & Co.^ (14)
10.32	Sponsored Research Agreement, dated April 8, 2022, by and between The Board of Trustees of The University of Illinois on behalf of The University of Illinois at Urbana-Champaign (UIUC) and Ultra Safe Nuclear Corporation (USNC)^^^ (14)
10.33	Amendment No. 1 to Sponsored Research Agreement dated January 9, 2023, by and between UIUC and USNC (14)
10.34	Amendment No. 2 to Sponsored Research Agreement dated March 29, 2025, by and between UIUC and the Registrant ^ (14)
10.35	Purchase Agreement, dated as of August 14, 2025, by and among the Liquidating Trust, GFPL, the Registrant and KRONOS MMR. (15)
10.36	Form of Securities Purchase Agreement, dated October 7, 2025, by and between the Registrant and the Investors (16)
14.1	Amended and Restated Code of Business Conduct and Ethics (adopted December 27, 2024) (17)
19.1	Amended and Restated Insider Trading Policy (adopted December 27, 2024) (17)
21.1	List of Subsidiaries*
23.1	Consent of WithumSmith+Brown, PC*

90

Exhibit Number	Description of Document
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Executive Compensation Clawback Policy (1)
99.2	Audit Committee Charter (1)
99.3	Compensation Committee Charter (1)
99.4	Nominating and Corporate Governance Committee Charter (1)
101. INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.

(1)	Filed as an exhibit to the registrant’s Registration on Form S-1 (File No. 333-278076), filed with the SEC on May 1, 2024.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on May 13, 2024.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2024.
(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2024.
(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on October 25, 2024.
(6)	Filed as an exhibit to the registrant’s Registration on Form S-1 (File No. 333-282750), filed with the SEC on October 21, 2024.
(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on November 27, 2024.
(8)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on December 26, 2024.
(9)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2025.
(10)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on March 12, 2025.
(11)	Filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on February 28, 2025.
(12)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2025.
(13)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on June 5, 2025.
(14)	Filed as an exhibit to the registrant’s Registration on Form S-1 (File No. 333-288982), filed with the SEC on September 9, 2025.
(15)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2025.
(16)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on October 10, 2025.
(17)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 30, 2024.
(18)	Filed as an exhibit to the registrant’s Registration on Form S-1 (File No. 333- 284282), filed with the SEC on January 14, 2025.

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

91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2025	NANO NUCLEAR ENERGY INC.

	By:	/s/ James Walker
James Walker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay Jiang Yu	Chairman of the Board and President	December 18, 2025
Jay Jiang Yu

/s/ James Walker	Chief Executive Officer and Director	December 18, 2025
James Walker

/s/ Jaisun Garcha	Chief Financial Officer and Secretary	December 18, 2025
Jaisun Garcha	(Principal Accounting Officer)

/s/ Tsun Yee Law	Independent Director	December 18, 2025
Dr. Tsun Yee Law

/s/ Diane Hare	Independent Director	December 18, 2025
Diane Hare

/s/ Kenny Yu	Independent Director	December 18, 2025
Dr. Kenny Yu

92