Form 10-Q
period 2025-12-31
Nano Nuclear Energy Inc.
filed 2026-02-17
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of February 16, 2026, there were 52,082,794 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended December 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control) and others listed in this Report, in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2025, and in our other filings with the SEC may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed nuclear reactors or other products, technologies or services we are developing on the timelines we currently anticipate, if at all.

●	Our ability to source or internally develop the necessary fuel supply chain to power our next generation of advanced nuclear reactors.

●	Our ability to source or internally develop the required transportation capabilities to move our reactors, their fuel, and other special materials critical to the commercial deployment of our reactor systems.

●	Our ability to build internally, and to externally provide, nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	Assumptions relating to the size of the market for our nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes impacting our several business lines in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

ii

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as a pre-revenue company in a rapidly evolving and complex industry with a business model that is still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included in this Report including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as such statements may be updated from time to time in our other filings with the SEC.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with. Forward-looking statements necessarily involve significant risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in our 2025 Annual Report and other SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above. Prior to investing in our common stock, you should read this Report, our 2025 Annual Report and other SEC filings completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025

ASSETS

Current assets:
Cash and cash equivalents	$577,533,949	$203,265,052
Accounts receivable, net	86,381	250,000
Prepaid expenses	1,014,889	902,861
Deposits, current	1,850,000	250,000
Marketable securities, at fair value	279,677	-
Total current assets	580,764,896	204,667,913
Deferred offering costs	435,500	300,000
Deposits, non-current	274,001	269,235
Property, plant and equipment, net	11,029,284	9,783,777
Right-of-use assets	2,477,435	2,560,896
Long-term investments, related party	2,000,000	2,000,000
In-process research and development	9,075,045	9,075,045
Total assets	$606,056,161	$228,656,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,540,706	$1,314,596
Lease liabilities, current	540,801	534,128
Contingent consideration	1,250,500	1,978,000
Total current liabilities	4,332,007	3,826,724
Lease liabilities, non-current	2,145,365	2,261,414
Total liabilities	6,477,372	6,088,138

Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of December 31, 2025 and September 30, 2025; none issued and outstanding as of December 31, 2025 and September 30, 2025	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of December 31, 2025 and September 30, 2025; 50,581,794 and 41,738,358 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	5,056	4,173
Additional paid-in capital	663,601,589	280,065,412
Accumulated deficit	(64,017,136)	(57,500,857)
Accumulated other comprehensive loss	(10,720)	-
Total stockholders’ equity	599,578,789	222,568,728
Total liabilities and stockholders’ equity	$606,056,161	$228,656,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	December 31, 2025	December 31, 2024
Operating expenses
General and administrative	$6,886,603	$2,494,570
Research and development	5,400,410	904,923
Change in fair value of contingent consideration	(727,500)	524,250
Loss from operations	11,559,513	3,923,743

Other income	5,013,557	810,381
Unrealized loss on marketable securities	(122,838)	-
Gain on settlement of accounts receivable	152,515	-
Net loss	$(6,516,279)	$(3,113,362)

Other comprehensive loss:
Cumulative translation adjustment	(10,720)	-
Comprehensive loss	$(6,526,999)	$(3,113,362)

Net loss per share of common stock:
Basic	$(0.13)	$(0.09)
Diluted	$(0.13)	$(0.09)

Weighted-average shares of common stock outstanding:
Basic	49,807,203	33,964,495
Diluted	49,807,203	33,964,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended December 31, 2025

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2025	41,738,358	$4,173	$280,065,412	$(57,500,857)	$-	$222,568,728
Common stock issuances	8,490,767	850	399,999,183	-	-	400,000,033
Offering costs	-	-	(21,520,711)	-	-	(21,520,711)
Exercise of warrants	140,169	14	2,445,034	-	-	2,445,048
Exercise of stock options	195,000	19	539,981	-	-	540,000
Equity-based compensation	17,500	-	2,072,690	-	-	2,072,690
Net loss	-	-	-	(6,516,279)	-	(6,516,279)
Accumulated other comprehensive income loss	-	-	-	-	(10,720)	(10,720)
Balance as of December 31, 2025	50,581,794	$5,056	$663,601,589	$(64,017,136)	$(10,720)	$599,578,789

For the Three Months Ended December 31, 2024

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456
Common stock issuances	4,935,294	494	101,399,518	-	101,400,012
Offering costs	-	-	(9,058,856)	-	(9,058,856)
Exercise of warrants	601,142	60	8,014,226	-	8,014,286
Exercise of stock options	490,000	49	1,207,451	-	1,207,500
Net loss	-	-	-	(3,113,362)	(3,113,362)
Balance as of December 31, 2024	36,742,099	$3,675	$150,600,504	$(20,547,143)	$130,057,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024

OPERATING ACTIVITIES
Net loss	$(6,516,279)	$(3,113,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	83,462	43,918
Depreciation	208,408	19,976
Equity-based compensation	2,072,690	-
Bank revaluation	731	-
Change in fair value of contingent consideration	(727,500)	524,250
Unrealized gain on marketable securities	122,838	-
Gain on settlement on accounts receivable	(152,515)	-
Change in assets and liabilities:
Accounts receivable	(86,381)
Prepaid expenses	(112,028)	(789,747)
Accounts payable and accrued liabilities	1,226,110	137,774
Due to related parties	-	(25,000)
Lease liabilities	(109,376)	(40,335)
Net cash used in operating activities	(3,989,840)	(3,242,526)

INVESTING ACTIVITIES
Deposits	(1,604,766)	(3,560,000)
Construction-in-progress	(1,453,915)	-
Net cash used in investing activities	(3,058,681)	(3,560,000)

FINANCING ACTIVITIES
Proceeds from common stock issuances	400,000,033	101,400,012
Offering costs	(21,520,711)	(9,058,856)
Proceeds from exercise of warrants	2,445,048	8,014,286
Proceeds from exercise of stock options	540,000	1,207,500
Payment of deferred offering costs	(135,500)	-
Net cash provided by financing activities	381,328,870	101,562,942

Net increase in cash and cash equivalents	374,280,349	94,760,416
Cash and cash equivalents, beginning of period	203,265,052	28,507,257
Effect of exchange rate changes on cash	(11,452)	-
Cash and cash equivalents, end of period	$577,533,949	$123,267,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION

NANO Nuclear Energy Inc. (“NANO”, the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada on February 8, 2022 (“Inception”) and is headquartered in New York, New York. The Company is an emerging nuclear energy company developing smaller, simpler, and safer advanced reactors utilizing proprietary microreactor designs, intellectual property and research methods.

With the goal of vertical integration across key aspects of the nuclear fuel supply chain, the Company is principally focused on the following four business lines as part of its development strategy:

●

Nuclear Reactor Business. The Company’s nuclear microreactors currently in development are (i) the fixed installation KRONOS MMR™ Energy System, (ii) ZEUS™, a portable modular solid core battery reactor, and (iii) the space focused, portable LOKI MMR™. The KRONOS MMR™ reactor is the primary focus of the company given it has a high technology readiness level owing to the reactor being a high-temperature gas-cooled reactor that has benefitted from over a decade of time, work and resources invested into its design by its prior owner. Our KRONOS MMR™ reactor is the closest to licensing and eventual deployment, so a substantial majority of the Company’s investment is focused on advancing this reactor through development, prototype construction, testing and regulatory licensing. The KRONOS MMR™ reactor targets new markets beyond those targeted by the Company’s smaller microreactors, which are designed for remote locations, such as island and remote communities, military applications, remote industry such as mining projects or oil and gas projects. The KRONOS MMR™ reactor is targeting AI and data centers for the technology industry, larger industrial applications, industrial heat for various industries, and certain military applications .

The LOKI MMR™ will target extra-terrestrial applications and applications requiring smaller energy needs and reactor portability. The ZEUS™ microreactor is also targeting applications with smaller energy needs, including military applications requiring reactor portability. Given that the LOKI MMR™ and ZEUS™ microreactors also fit within the high-temperature gas-cooled reactor family, we believe each of these reactors can directly benefit in a capital efficient way from the advancement of The KRONOS MMR™ reactor through the licensing process, and from any data or learnings generated from demonstrating or operating the reactor. The Company envisions readily replaceable microreactors which it can provide to customers in several sectors, including data centers, artificial intelligence computer and quantum computing; crypto mining; military applications; disaster relief; transportation (including shipping); mining projects; water desalination and green hydrogen plants; remote habitation, and space exploration. The KRONOS™ and LOKI™ designs and related intellectual property and other assets were acquired on January 10, 2025 (see Note 9 for further information). Through its subsidiary, Nano Nuclear Space Inc., the Company is seeking to explore the potential commercial applications of developing micronuclear reactor technology in space.

●	Fuel Supply Chain Business. Through its subsidiary, HALEU Energy Fuel Inc., and in coordination with the Department of Energy (“DOE”), the Company is also seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for its own reactors but also to the broader advanced nuclear reactor industry. In December 2024, the Company announced that LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 8), and the Company were selected by the DOE to participate as one of six contract awardees in the DOE’s Low-Enriched Uranium (LEU) Enrichment Acquisition Program (“LEU Acquisition Program”). Under the contract awarded to LIST, LIST was selected as the prime contractor, with the Company as the key subcontractor bringing the Company’s technical and regulatory expertise in advanced nuclear solutions to the collaboration (see Note 8 for further information). The Company is also evaluating ways to participate in other key aspects of the nuclear fuel supply chain in areas such as conversion through commercial agreements and acquisitions to achieve its vertical integration strategy in collaboration with LIST.

●	Fuel Transportation Business. Through its subsidiary, Advanced Fuel Transportation Inc., the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel around North America. The Company is also examining strategic acquisitions within the nuclear transportation industry to provide the Company with the in-house capability to move its own materials and reactors, although as of the date of these unaudited condensed consolidated financial statements, the Company has not entered into any definitive agreements with any third party for such acquisitions.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

●	Nuclear Consultation Services. The Company is also evaluating ways to quickly enhance its internal engineering and technical capabilities while also providing nuclear service support and consultation services for the expanding and resurgent nuclear energy industry, both domestically and internationally. We are currently evaluating strategic acquisitions or collaborations to expand our business operations and formally establish our consulting services, and have commenced several material discussions with potential targets for such acquisitions or collaborations, but as of the date of these unaudited condensed consolidated financial statements, we have not entered into any definitive agreements for such acquisitions or collaborations. In combination with our intention to acquire existing revenue generating consultancy businesses, we are focusing on building our own internal nuclear consultation business in coordination with certain outside academic institutions. As of the date of this Report, we have not yet formally launched our nuclear consultation business, as formal launch of this business is dependent on success in acquiring existing businesses, although we generated a small amount of revenue during 2025 from providing such services.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned legal subsidiaries, American Uranium Inc., HALEU Energy Fuel Inc., Advanced Fuel Transportation Inc., Nano Nuclear Space Inc., KRONOS MMR Inc., LOKI MMR Inc., and True North Nuclear Ltd. Each of these subsidiaries is a Nevada corporation except for True North Nuclear Ltd., which is a Canadian corporation.

As used herein, the term “Common Stock” refers to the common stock, $0.0001 par value per share, of the Company.

Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At December 31, 2025, the Company had working capital of $576,432,889 and accumulated deficit of $64,017,136. For the three months ended December 31, 2025, the Company had net loss of $6,516,279, and negative cash flows from operations of $3,989,840. At September 30, 2025, the Company had working capital of $200,841,189 and accumulated deficit of $57,500,857. For the year ended September 30, 2025, the Company had net loss of $40,067,076, and negative cash flows from operations of $19,621,963. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they become due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the three months ended December 31, 2025, the Company received approximately $2.5 million from exercises of warrants, $0.5 million from exercises of stock options, and net proceeds of approximately $378 million from the Company’s private placement offering. In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth in the future.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2025, and its results of operations for the three months ended December 31, 2025 and 2024 and cash flows for the three months ended December 31, 2025 and 2024. The results for the three months ended December 31, 2025 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2025 has been derived from the Company’s audited consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, equity-based compensation, right-of-use assets and lease liabilities, and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as amounts reported on the unaudited condensed consolidated statements of operations during the periods presented. Actual results could differ from those estimates.

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

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at December 31, 2025 and September 30, 2025. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land	Not depreciated
Buildings	20 years

Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Leases

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of December 31, 2025 and September 30, 2025, the Company had two long-term operating leases.

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

As of December 31, 2025 and September 30, 2025, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 8). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of December 31, 2025. No impairment was recorded during the three months ended December 31, 2025. The investments were recognized as other assets on the Company’s condensed consolidated balance sheets.

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

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s assumptions utilized in the Black-Scholes price model are as follows: (1) fair market value of stock price on date of grant; (2) the volatility of its underlying stock; which is estimated using a weighted average of the Company’s historical volatility, since it began trading, and the historical volatility of a group of comparable publicly traded companies due to the Company’s lack of trading history over the expected term; (3) expected dividend yield is zero as the Company does not anticipate paying any recurring cash dividends in the foreseeable future; (4) risk-free rate based on the United States Treasury yield curve in effect at the time of the grant for the period of the expected term; (5) expected term estimated based on the vesting and contractual term of the stock option grant.

Research and Development

Research and development (“R&D”) expenses represent costs incurred for designing and engineering products, including the costs of developing design tools, as well as the costs to acquire technology and other assets from third parties. All research and development costs related to product development are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the unaudited condensed consolidated statements of operations. Advertising costs expensed were approximately $73,500 and $93,501, respectively, for the three months ended December 31, 2025 and 2024.

Legal Contingencies

The Company is presently involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed at the trial court level in April 2025 but remains subject to appeal. The other proceeding is currently subject to a motion to dismiss. Given the status of these legal proceedings, the Company cannot reasonably estimate at December 31, 2025 the amount of any potential financial loss or cost that could result from these proceedings. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

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

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its condensed consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more-likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At December 31, 2025 and September 30, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

Net Loss per Share

Basic earnings attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the weighted-average number of shares of Common Stock outstanding during the reporting period. Diluted earnings per share attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the sum of the weighted-average number of shares of Common Stock and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental shares of Common Stock issuable upon the exercise of share options, warrants, and RSUs and the incremental shares issuable upon conversion of similar instruments.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of December 31:

	2025	2024
Stock options	3,579,000	3,049,000
Warrants	2,987,150	3,896,477
Restricted share units	757,014	-
Total shares excluded	7,323,164	6,945,477

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments

For the three months ended December 31, 2025 and 2024, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chief Executive Officer is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

3. OTHER INCOME

During the three months ended December 31, 2025, the Company earned interest income of $4,920,707 on its cash and cash equivalents held at a financial institution, earned $71,850 from consulting services, and earned $21,000 from a lease agreement (see Note 8). During the three months ended December 31, 2024, the Company earned interest income of $789,381 on its cash and cash equivalents held at a financial institution and earned $21,000 from a lease agreement (see Note 8).

4. EQUITY

The Company is authorized to issue 275,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, with a par value of $0.0001 per share. No shares of preferred stock were outstanding during the periods presented. Holders of Common Stock are entitled to one vote per share.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

4. EQUITY (Continued)

Issuance of Common Stock for Cash

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

As of December 31, 2025

4. EQUITY (Continued)

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

As of December 31, 2025

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

October 2025 Private Placement

On October 7, 2025, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with six institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell 8,490,767 shares (“Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), in a private placement (the “Private Placement”) for gross proceeds of approximately $400,000,000. Pursuant to the Purchase Agreement, the Company issued and sold the Shares in the Private Placement at a purchase price of $47.11 per share. The Private Placement closed on October 10, 2025. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $378,500,000. The Company intends to use these net proceeds to advance development, construction and regulatory licensing activities for its lead micro nuclear reactor program, the KRONOS MMR™ Energy System, continue development of its other micro reactor projects and other nuclear energy related business lines, pursue potential strategic acquisitions, and for general corporate purposes. Pursuant to the Purchase Agreement the Company included a resale prospectus in the next amendment to its registration statement on Form S-3 initially filed with the SEC on July 25, 2025 (File No.: 333-288982) covering the resale of the Shares (the “Resale Registration Statement”) which was amended and filed on October 22, 2025 (the date of filing, the “Filing Date”), and with the Resale Registration Statement to be effective within 30 days following the later of (i) the Filing Date, and (ii) the second business day after the date on which the United States Federal government shutdown has concluded and the SEC has reopened for operations, if it is not subject to review by the SEC. The Company will have an additional 30 days to cause the Resale Registration Statement to become effective, if it is subject to full review by the SEC. As of the date of these financial statements, the Resale Registration Statement remains under review by the SEC. The Purchase Agreement includes standard representations, warranties and covenants of the Company and Investors, including a restriction on future issuances of the Company’s capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of the Resale Registration Statement. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as placement agent for the Private Placement (the “Placement Agent”) under a placement agency agreement with the Company (“Placement Agency Agreement”), pursuant to which it received a cash fee equal to 5.0% of the gross proceeds received by the Company in the Private Placement, and reimbursement of $200,000 in legal expenses.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

4. EQUITY (Continued)

Equity-Based Compensation

Stock-Based Compensation

Stock Options

On February 10, 2023, and June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). On April 23, 2025 (the “Effective Date”), the Company’s shareholders approved, and the Company adopted an equity incentive plan (the “2025 Equity Plan”) whereby a total of 4,750,000 shares plus 679,440 shares that were available for issuance under the 2023 Stock Option Plans as of the 2025 Equity Plan’s Effective Date were available for future awards under the 2025 Equity Plan. This amount may increase annually on January 1 each year beginning on January 1, 2026 to January 1, 2035, by an amount equal to the lesser of (i) 5% of the Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the board of directors (the “Board”) or a committee of the Board. The shares of Common Stock subject to the 2025 Equity Plan may be authorized, but unissued, or reacquired shares. As of December 31, 2025, an aggregate total of 5,295,300 options have been issued under the 2023 Stock Option Plans and 2025 Equity Plan and 4,633,926 are available for issuance under the 2025 Equity Plan.

The Company did not grant any stock options during the three months ended December 31, 2025 or 2024. However, during the three months ended December 31, 2025, 195,000 stock options were exercised with exercise prices ranging from $1.50 - $3.00 resulting in $540,000 of cash proceeds and during the three months ended December 31, 2024, 490,000 stock options were exercised with exercise prices ranging from $1.50 - $3.00 resulting in $1,207,500 cash proceeds.

During the three months ended December 31, 2025 and 2024, total stock-based compensation for stock options expected to vest was $312,128 and $0. As of December 31, 2025, there is $5,931,692 remaining stock compensation expense to be recognized corresponding to future vesting dates over a weighted average period of 5.14 years which will occur between 2026 and 2031.

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans and the 2025 Equity Plan is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$42,720
Options granted	1,184,300	28.01		—
Options forfeited	(5,300)	28.32	—	—
Options exercised	(944,000)	2.55	—	—
Outstanding – September 30, 2025	3,774,000	$10.31	3.25	$106,626
Options exercised	(195,000)	2.77	—	—
Outstanding – December 31, 2025	3,579,000	$10.72	3.13	$52,292
Exercisable at the end of period	3,235,000	$8.99	2.50	$52,292

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

4. EQUITY (Continued)

Equity-Based Compensation (Continued)

Stock-Based Compensation (Continued)

Restricted Stock Units (“RSUs”)

On November 13, 2025, the Company granted 423,766 RSUs to various consultants and key employees. The aggregate grant-date fair value of the RSUs was $14,280,914 or $33.70 per share based on the market price of our stock on the date of grant. The RSUs vest as follows: 392,694 RSUs vest one-third on the grant-date anniversary over three years; 11,872 RSUs vest on the grant-date anniversary, and 19,200 vest 50% on the six month anniversary of the grant-date with remaining vesting on the grant-date anniversary. As of December 31, 2025, there are 757,014 unvested RSUs with a weighted average grant-date fair value of $30.99.

During the three months ended December 31, 2025, we modified an RSU for 20,000 shares of common stock granted on June 3, 2025 to vest 50% on the six-month anniversary of the grant-date with the remaining vesting on the grant-date anniversary which was previously set to vest 100% on the grant-date anniversary.

During the three months ended December 31, 2025, we recognized stock-based compensation for RSUs expected to vest of $1,760,562. As of December 31, 2025, we have unrecognized compensation of $21,336,866 which will be recognized over a weighted-average period of 2.59 years.

Restricted Stock Unit Activity

A summary of cumulative restricted stock unit activity under the 2025 Equity Plan is as follows:

	RSUs outstanding
	Number of shares	Weighted- average grant date fair value per share	Aggregate fair value (in thousands)

Outstanding –September 30, 2024	—	$—	$—
RSUs granted	350,748	29.18	10,235
Outstanding and unvested – September 30, 2025	350,748	$29.18	$10,235
RSUs granted	423,766	29.18	10,235
RSUs vested (stock issued)	(17,500)	29.18	—
Outstanding and unvested – December 31, 2025	757,014	$29.18	$10,235

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average
	Number of	exercise price	contractual term
	shares	per share	(in years)

Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,408,193)	16.71	-
Outstanding – September 30, 2025	3,127,319	$24.40	4.12
Warrants exercised	(140,169)	17.44	-
Outstanding – December 31, 2025	2,987,150	$24.72	3.88

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

5. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2025	September 30, 2025
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of period	$10,149,332	$1,700,000
Additions – land	-	330,000
Additions – building	-	4,000,234
Additions – leasehold improvements	-	3,103,000
Additions – construction in progress	1,453,915	1,016,098
End of period	11,603,247	10,149,332

Accumulated depreciation
Beginning of period	(365,555)	(10,393)
Depreciation of building	(69,978)	(133,975)
Depreciation of leasehold improvements	(138,430)	(221,187)
End of period	(573,963)	(365,555)

Total property, plant and equipment, net	$11,029,284	$9,783,777

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee, for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s Nuclear Technology Branch. Depreciation was $30,353 and $94,351 for the three months ended December 31, 2025 and year ended September 30, 2025.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

5. PROPERTY, PLANT AND EQUIPMENT (continued)

In July 2025, the Company purchased a 2.75-acre land package in Oak Brook, Illinois, for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the Company’s KRONOS MMR™ Microreactor Energy System. Depreciation was $39,625 and $39,625 for the three months ended December 31, 2025 and year ended September 30, 2025.

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

	December 31, 2025	September 30, 2025
Right-of-use assets
Beginning of period	$2,560,896	$1,830,124
Additions	-	1,026,348
Amortization	(83,461)	(295,576)
End of period	$2,477,435	$2,560,896

As of December 31, 2025, the Company had two long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York, and (2) space being used as a technology demonstration facility in Westchester County, New York. Lease components in the Company’s long-term operating leases are accounted for following the guidance in ASC Topic 842, “Leases” (“ASC 842”), for the capitalization of long-term leases. At December 31, 2025, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt.

Balance sheet information related to the Company’s leases is presented below.

Operating leases:	December 31, 2025	September 30, 2025
Operating right-of-use assets	$2,477,435	$2,560,896
Operating lease liabilities, current	540,801	534,128
Operating lease liabilities, long term	2,145,365	2,261,414

The following provides details of the Company’s lease expense:

	Three Months Ended December 31,
Lease cost:	2025	2024
Operating lease cost	$158,694	$104,398

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

6. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Other information related to leases is presented below.

Cash paid for amounts included in the	Three Months Ended December 31,
measurement of lease liabilities:	2025	2024
Operating cash outflows from operating leases	$154,335	$100,815

December 31, 2025
Weighted-average discount rate – operating lease	11.7%
Weighted-average remaining lease term – operating lease (in years)	5.56

As of December 31 2025, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2026	$471,998
2027	641,992
2028	658,041
2029	674,493
Thereafter	1,142,669
Total future minimum lease payments, undiscounted	3,589,193
Less: Imputed interest for leases in excess of one year	(903,027)
Present value of future minimum lease payments	2,686,166
Less: Current portion of lease liabilities	(540,801)
Total lease liabilities, less current portion	$2,145,365

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

As of December 31, 2025

7. ACQUISITION OF ALIP TECHNOLOGY (Continued)

The ALIP Acquisition was recorded at its fair value as of June 21, 2024. The total purchase price was approximately $1.67 million and was comprised of the following:

Total
Cash (paid on closing)	$50,000
Shares of Common Stock (issued on closing)	786,500
Contingent cash	50,000
Contingent Common Stock (fair value at closing)	786,500
Total purchase price	$1,673,000

On June 21, 2024, the contingent cash and Common Stock obligation were recorded at its fair value of $836,500 based on the closing price of the Common Stock on the date of acquisition. At December 31, 2024, the contingent cash and Common Stock obligation were revalued to its fair value of $1,294,750 based on the closing price of the Common Stock on December 31, 2024, which resulted in a revaluation expense of $524,250. At December 31, 2025, the contingent cash and Common Stock obligation were revalued to its fair value of $1,250,500 based on the closing price of the Common Stock on December 31, 2025, which resulted in a revaluation recovery of $727,500.

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

The Company’s relationship with LIST is considered a related party transaction since the Company’s president and director, Jay Jiang Yu, also serves as an officer and director for LIST, and James Walker and Jaisun Garcha serve as consultants to LIST. The Company’s investment in LIST was unanimously approved by all of the Company’s disinterested independent directors.

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

As of December 31, 2025

9. USNC ASSET ACQUISITION (continued)

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025

9. USNC ASSET ACQUISITION (Continued)

During 2025, we sought Canadian Consents for the Consent Assets (most notably, the Chalk River License Application). As part of our continuing due diligence, we learned that a USNC affiliate called Global First Power Ltd. (“GFPL”), and not the Canadian Partnership, was in fact the holder of the Chalk River License Application. Further, we were informed by the CNSC that the Chalk River License Application could not be transferred and that only GFPL itself could complete the Chalk River License Application and obtain the license for the Chalk River Project or, alternatively, we or our subsidiaries or designees would need to file a new application with the CNSC. Accordingly, we determined that the most efficient course of action for our company to continue the Chalk River Project would be for us to acquire GFPL itself and thereby acquire the Chalk River License Application. As a result, on August 14, 2025, The RPWI Liquidating Trust, a Delaware liquidating trust created pursuant to USNC’s plan of liquidation in bankruptcy, GFPL, our company and our subsidiary KRONOS MMR Inc. entered into a Purchase Agreement (the “GFPL Purchase Agreement”) pursuant to which KRONOS MMR agreed to purchase all of the equity interests of GFPL and any other assets of GFPL that are specified in the GFPL Purchase Agreement (including the rights to the Chalk River License Application), free and clear of all liens, claims, encumbrances and other interests. The purchase price for GFPL was our assumption of an approximately CAD $0.65 million liability, which was the amount owed by GFPL to the CNSC for pre-petition bankruptcy claims, plus any other amounts payable to CNSC for the Chalk River License Application which first arise and relate to, or become due and payable in the ordinary course after the closing of such acquisition, plus a $15,000 expense reimbursement allowance. On September 2, 2025, the GFPL Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, and on October 16, 2025, such transaction was closed. We expect to pay the CAD $0.65 million assumed liability using cash on hand in the near future. In late October 2025, we announced our rebranding of GFPL to the name True North Nuclear.

As a result of the foregoing, neither the Yu Entities nor our company formally acquired the Consent Assets, and given our subsequent due diligence and discussions with CNSC following our acquisition of the USNC Assets, we have determined that (i) our acquisition of GFPL provides us with all of the rights and assets we require from USNC to progress a potential Chalk River Project, (ii) the Consent Assets subject to the Yu Option Agreement are immaterial to our plans and need not be acquired, with the result that we expect to terminate the Yu Option Agreement and (iii) given that the Canadian Consents were not achieved on a timely basis, we are seeking a return of the $250,000 escrow amount.

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

As of December 31, 2025

9. USNC ASSET ACQUISITION (Continued)

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

10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2025 through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as stated as follows:

Between January 1, 2026 and the date that the unaudited condensed consolidated financial statements were issued, 1,000 warrants were exercised to purchase 500 Common Stock at an exercise price of $20.00 per share generating gross proceeds of approximately $10,000, 1,000 warrants were exercised to purchase 500 Common Stock at an exercise price of $17.00 per share generating gross proceeds of approximately $8,500, 1,150,000 stock options were exercised to purchase 1,150,000 shares of Common Stock at an exercise price of $1.50 per share generating proceeds of approximately $1,725,000, and 350,000 stock options were exercised to purchase 350,000 shares of Common Stock at an exercise price of $3.00 per share generating proceeds of approximately $1,050,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2025 has been derived from our audited consolidated financial statements. Data as of and for the three months ended December 31, 2025 and 2024 has been derived from our unaudited condensed consolidated financial statements appearing in this Report.

The following discussion contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve significant risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Report.

In particular, readers should note that in this Report, we provide our current estimated timelines for advancing and commercially launching our business lines, including key assumptions and variables. Based on our management’s experience, expertise and communications with applicable regulators and other stakeholders (such as third-party contractors), we believe we have a sufficient basis to provide reasonable timing estimates for our efforts, and our expectation is that we will meet such timing for our proposed business lines. However, readers are cautioned that our business plans are evolving and remain subject to the completion of ongoing technical, regulatory, and operational preparations, which are inherently uncertain and risky given the nature of our business and may be affected by factors beyond our control. Accordingly, no assurances can be given that we will be able to progress and commercially launch our several business lines as currently anticipated, or that such progress or commercial launches will occur in the timeframes we anticipate, if at all. For further information, please see the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended September 30, 2025, which was filed on December 18, 2025.

All references to “we,” “us,” “our” and the “Company” refer to NANO Nuclear Energy Inc., a Nevada corporation and its consolidated subsidiaries unless the context requires otherwise.

Overview

We are an emerging nuclear energy company developing smaller, simpler, and safer advanced microreactors utilizing proprietary microreactor designs, intellectual property and research methods to contribute towards a sustainable future. Led by a world class management and technical team, our business plan involves comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing leading edge advanced nuclear microreactors. Our dedication extends further, with our company looking at opportunities to involve ourselves in other key aspects of the nuclear energy fuel supply chain and the commercial nuclear fuel transportation sector. We are currently in the pre-revenue stage, and we have not generated any material revenues from our inception through December 31, 2025. We have incurred accumulated net losses of $64,017,136 since inception in 2022 through December 31, 2025.

With the goal of vertical integration across the nuclear energy supply chain, we are principally focused on the following four business lines as part of our development strategy:

●	Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, with our principal focus centered on our KRONOS MMR™ Energy System. This high technology readiness level (or TRL), high-temperature gas-cooled reactor (or HTGR), Tristructural-Isotropic (or TRISO) fueled stationary modular reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. The KRONOS MMR™ design incorporates negative reactivity feedback, passive heat removal, passive shutdown characteristics, and uses helium — an inert gas — along with TRISO fuel. These features allow the reactor to safely dissipate heat without operator intervention or external power. We are developing the prototype KRONOS MMR in collaboration with The University of Illinois (U. of I.). We are also seeking to develop a KRONOS MMR prototype at Chalk River Laboratories in Ontario, Canada. Our KRONOS MMR™ reactor is the closest to licensing and eventual deployment, so a substantial majority of our investment is focused on advancing this reactor through development, prototype construction, testing and regulatory licensing.

Our portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment which is also a HTGR utilizing TRISO fuel, and the ZEUS™ reactor, a portable modular solid core battery reactor. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch these products in the 2030s, and we are aiming to commercially launch the KRONOS MMR™ Energy System first in the early 2030s as we are currently dedicating a significant majority of our time and resources to its advancement. We also own the rights to the ODIN™ reactor, a portable modular low pressure coolant reactor, which we are currently in the process of selling.

●	Fuel Supply Chain Business. Through our subsidiary, HALEU Energy Fuel Inc., and in coordination with the DOE, we are seeking to develop a domestic low-enriched uranium (LEU) and high-assay low-enriched uranium (HALEU) fuel supply chain to supply fuel not only for our own reactors but also to the broader advanced nuclear reactor industry. While we may engage in this activity through our related party LIST as described below, as of the date of this Report, we have tentatively identified the site where we might construct the facilities and have begun to build the team to design and develop these facilities. However, while we aim to launch our fuel supply chain business in the second half of 2026, as of the date of this Report, we have not yet commercially launched our fuel supply chain business.

The launch of this business can be established through multiple avenues, which are all currently under examination by management. We are actively evaluating existing pilot conversion facilities where U₃O₈ is converted into uranium hexafluoride (UF₆). We may acquire an equity interest through investment in their development, and we are currently conducting the necessary due diligence, although as of the date of this prospectus, we have not entered into any definitive agreement for such acquisition. In parallel, we are exploring the collaboration opportunities with companies that license conversion technology to assess the potential for the longer-term construction of additional fuel facilities. We are also evaluating uranium mining prospects and considering the acquisition of assets that would support our long-term vertically integrated strategy, although we have not entered into any material definitive agreements as of the date of this Report.

We have made a $2 million strategic investment in, and entered into a collaboration with, a laser-based uranium enrichment technology company, LIS Technologies Inc. (“LIST”) (which is a related party), to support the development of their technology. Through this investment and related collaboration, we aim to assist in advancing LIST’s technologies to secure a reliable low enriched uranium fuel supply for our future operations and the broader nuclear energy industry. The parties intend that LIST will provide us with enriched UF6 at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed upon between the companies in the future. We also leased 7,000 square feet of space at our Nuclear Technology Center in Oak Ridge, Tennessee to LIST. Our relationship with LIST is considered a related party transaction since our founder and Chairman, Jay Jiang Yu. is a director, officer and significant shareholder of LIST, and our Chief Executive Officer James Walker and Chief Financial Officer Jaisun Garcha serve as consultants to LIST. Our investment in LIST was unanimously approved by all of our disinterested independent directors. In December 2024, we announced that LIST and our company were selected by the DOE to participate as one of six contract awardees in the DOE’s Low-Enriched Uranium (LEU) Enrichment Acquisition Program (“LEU Acquisition Program”). Under the contract awarded to LIST, LIST was selected as the prime contractor, with our company as the key subcontractor bringing our technical and regulatory expertise in advanced nuclear solutions to the collaboration. LIST will oversee the development of the primary uranium enrichment processes using its novel laser technology, while our company will contribute towards development in the areas of conversion, deconversion, fuel fabrication, and fuel transportation. The total overall amount appropriated under the LEU Acquisition Program across all six contract awardees is anticipated to be $3.4 billion, of which $2.7 billion was recently awarded by the DOE via agreed to task orders. While LIST did not receive the initial $2.7B awards, we believe that participation in the $3.4 billion LEU Acquisition Program provides technical validation and potential federal contracts to support our operations, as well as opportunity to be awarded some or all of the remaining $700 million through future task orders.

26

●

Fuel Transportation Business. Our nuclear fuel transportation business will build on existing work completed at the Idaho National Laboratory (“INL”), Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. As of the date of this Report, we have not yet commercially launched our fuel transportation business. We expect to launch our fuel transportation business by 2028, however, the timeline of which could be impacted by progress in acquiring assets and businesses within the nuclear transport industry to provide our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation, and as of the date of this prospectus, we have not entered into any definitive agreements for such acquisition. Accordingly, there can be no assurance that we will be able to launch the business as currently anticipated, or that such launch will occur by 2028, if at all.

Our fuel transportation business is still at the development stage as of the date of this Report. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis for a new transportation package to complement a complete transportation system. This license grants us, as the licensee, exclusive rights for the use and development of the technology. In addition, the licensor is not permitted to license the technology to any other parties within the specified scope. We believe this technology is the most advanced concept in the United States for moving HALEU in commercial quantities. We are currently conducting work to modify the design to accommodate a variety of different fuel forms, so we are positioned to move fuel for both of our reactors and to enable us to provide transportation services to any nuclear company looking to move commercial quantities of fuel. As part of this effort, we signed an agreement with GNS Gesellschaft für Nuklear-Service mbH (“GNS”) to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We have also hired a former United Parcel Service (UPS) executive who works for our fuel transportation subsidiary to assist in growing a transportation business around our technology and any future acquisitions.

●	Nuclear Consultation Services. We also plan to provide a small amount of nuclear service support and consultation services for the expanding and resurgent nuclear energy industry in 2026. A material increase in consulting revenue is highly dependent on success in acquiring existing consulting businesses, which we continue to evaluate as potential acquisition candidates. Regulatory approval is not required to provide such services. This business opportunity represents our nearest term revenue generating opportunity. As of the date of this Report, we have not yet formally launched our nuclear consultation business, as formal launch of this business is dependent on success in acquiring existing businesses, although we generated a small amount of revenue during 2025 from providing such services.

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

Overview of Operational Plan and Estimated Timelines for Corporate Achievements

We continue to benefit from a global nuclear energy renaissance driven by several long term, sustainable growth trends and significant regulatory tailwinds. These include growth in AI data centers, industrial reshoring, and broader electrification, all driving a significant need for clean and reliable power, energy sustainability and independence, and climate mandates requiring reliable zero-emissions energy. All of this comes at a time of unprecedented bipartisan legislative and policy support in the U.S. for nuclear energy. Equally important, there is broad recognition that advanced reactors like the ones we are developing will be critical to future clean energy infrastructure.

Over the next twelve months, we will continue to progress the development of our advanced reactors (notably the KRONOS MMR reactor prototypes in the U.S. and Canada) and our vertically integrated business plan, with estimated cash expenditures to be approximately $65 million. This allocation comprises approximately $43 million dedicated to the research, development, quality assurance, licensing, and physical test work of our microreactors and other technologies. A further amount of approximately $12 million will be allocated to the development of our planned HALEU fuel processing facilities alongside LIST, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $10 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We may also utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets. As such, and for a variety of other factors, our estimated expenditures may differ substantially from the above estimates and we find it desirable or necessary to utilize cash resources faster than we currently plan. Our projected expenditures are expected to be partially offset by interest income generated from the Company’s cash and cash equivalent balances.

We have made material progress advancing the KRONOS MMR™ since acquiring the asset in January of 2025. On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with The Board of Trustees of the University of Illinois (referred to for these purposes as “U of I”) that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with The University of Illinois Urbana-Champaign (“UIUC”) for the KRONOS MMR™ project. Under the Sponsored Research Agreement and its amendments (the “UIUC Agreement”), our company, in collaboration with U of I, will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. The UIUC Agreement as entered into with U of I is effective January 1, 2022, and will terminate on February 28, 2027, unless terminated earlier under certain stipulations. In December of 2025, we signed a Memorandum of Understanding (MOU) with the Board of Trustees of the University of Illinois (“U. of I.”) on behalf of UIUC to collaborate on the development, construction, and operation of its KRONOS MMR™ on campus as an advanced research reactor. While the aforementioned definitive sponsored research agreement between NANO Nuclear and U. of I. provided for U. of I.’s support in design and regulatory licensing of the prototype KRONOS MMR™, the December 2025 MOU set forth the next steps for the design, construction, ownership and ultimate operation of a KRONOS MMR™ on the UIUC campus.

In late April 2025, the U.S. Nuclear Regulatory Commission (“NRC”) issued its final Safety Evaluation (SE) approving the Fuel Qualification Methodology Topical Report (FQM TR) for the advanced fuel design to be used in the KRONOS MMR™ Energy System. The FQM TR is a technical document that defines the analytical framework and testing approach by which irradiation data and fuel performance information will be evaluated to demonstrate that the KRONOS MMR™ fuel meets NRC safety and reliability requirements. Approval of the FQM TR does not in itself authorize construction or operation of the KRONOS MMR™ reactor; rather, it represents NRC approval of the methodology that will be used to qualify the fuel in subsequent testing and licensing steps. Our regulatory activities to date have been conducted within the NRC’s pre-application framework, which has included multiple technical submittals, meetings, and NRC staff feedback towards our technical submittals documented on the NRC’s public pre-application docket for UIUC.

Our next steps toward submission of a construction permit application for the KRONOS MMR™ reactor consist of several regulatory and technical workstreams that are being conducted in parallel rather than sequentially. These activities include continued NRC pre-application engagement and technical interactions, completion of site characterization activities and development of site-specific inputs (including collecting and preparing location-specific technical, environmental, and engineering information to support regulatory filings and design work for a particular site), preparation of the environmental report required to support a construction permit application, preparation of preliminary safety analyses and application documentation, and initiation and ongoing execution of the NRC-approved fuel qualification program in accordance with its approved scope and phased development plan. With respect to site-specific work, we engaged AECOM, a multi-disciplinary engineering firm, in June 2025 to support site characterization, engineering, environmental analysis, and regulatory planning activities associated with the proposed reactor site at UIUC. We expect to complete these activities in the first quarter of 2026.

While the environmental report and safety analysis must be submitted with the application, the NRC’s detailed safety and environmental reviews occur after the application is docketed and may involve requests for additional information, audits, hearings, and public participation as part of the NRC’s review process. Following NRC approval of the FQM TR, we have initiated the fuel qualification program using the NRC-approved methodology. Fuel qualification is a staged and iterative process that includes defining test plans, generating and evaluating fuel performance data, and documenting results. We expect to provide sufficient fuel-related information to support submission of a construction permit application based on the approved methodology, while continuing fuel qualification activities during NRC review and in later licensing stages. However, although fuel qualification is important to our business operations, completion of all fuel qualification activities is not required as a condition for the approval or docketing of a construction permit application.

Based on the foregoing parallel workstreams, we currently anticipate submitting a construction permit application for the KRONOS MMR™ reactor in the first half of 2026 and receiving the approval in mid-2027, subject to the NRC’s review process. We estimate this will be the first construction permit for a microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

Following submission, the NRC will conduct an acceptance review to determine whether the application is sufficiently complete to docket. NRC guidance indicates that this acceptability determination is generally expected to occur within approximately 60 days; however, timing may vary. After docketing, the duration of the NRC’s safety and environmental reviews is not fixed and is not typically completed within a single year. There can be no assurance as to the timing of completion of such reviews. The duration of the NRC’s review process may vary materially based on numerous factors, including, among other things, the completeness and quality of the application at submission, the number and complexity of NRC requests for additional information, the extent to which the application relies on previously reviewed topical reports, NRC staffing and resource availability, the scope and outcome of any required hearings, and the type and complexity of the environmental review, including whether an environmental impact statement is required. Accordingly, the timing of NRC review and any resulting licensing decisions is inherently uncertain and largely outside the Company’s control and any delays in the review process could materially and adversely affect the Company’s business, financial condition, and results of operations.

The KRONOS MMR™ reactor at UIUC is being developed as a research microreactor intended primarily for demonstration, testing, and research applications, but the reactor will be a full-scale system analogous to the commercial KRONOS MMR™ reactor we are planning to sell and deploy post receipt of a construction permit issued by the NRC, followed by an operating license. The UIUC project will also serve as the reactor which the NRC will be evaluating as part of its licensing process for the entire system. Subject to the NRC review timeline, completion of required safety and environmental reviews, construction activities, and successful commissioning, we expect the KRONOS MMR™ to achieve initial operation or research availability around 2030 to 2031. When considering the above project timeline and construction timelines, licensing timeframes, sourcing key materials and fuel, we expect the KRONOS MMR™ to be commercially ready in the early 2030’s.

To support this effort, on July 30, 2025, we announced our acquisition of a 2.75-acre land and building package in Oak Brook, Illinois to serve as a regional demonstration and office facility to support the development of the KRONOS MMR™ reactor. This facility is intended to support engineering, component manufacturing and assembly, prototype fabrication, non-nuclear testing, research and development activities, and administrative functions. The timing, scale, and configuration of the Illinois facility will depend on multiple factors, including site selection, permitting, availability of skilled labor, supply chain readiness, financing, and alignment with our regulatory and commercialization milestones. We currently anticipate initiating planning and early-stage development activities for the Illinois facility during the late 2020s, with phased buildout aligned to the advancement of our reactor programs. Initial facility capabilities may precede full commercial manufacturing capacity and may focus on research, development, and prototype support, with manufacturing capabilities expanded over time as regulatory approvals are obtained and commercial demand materializes.

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

Significant capital will be needed to support our facility construction, licensing, fuel qualification testing, regulatory compliance, prototype construction, and workforce expansion for the development of our microreactors. We estimate that the capital costs needed to construct prototype KRONOS MMR™ reactors at the UIUC and Canada over the next several years could be around $300 million to $350 million per reactor. This range reflects inherent uncertainty in building a first-of-a-kind reactor due to several factors that can result in a material increase to these estimates, including site specific factors, the timing and scope of project development and regulatory licensing and supply chain considerations. Subsequent reactors’ capital costs are expected to decline substantially due to supply chain scaling for mass production of components, factory fabrication, modular assembly, and multiple deployments.

In Canada, following our acquisition of GFPL and the Chalk River Licensing Application, followed by GFPL’s recent rebranding to True North Nuclear, we are working to finalize a formal agreement with a partner for a potential Chalk River Project. Upon finalization of an agreement for the project, the timing of which is uncertain, we aim to initiate formal licensing activities with the CNSC through a submission of a License to Prepare Site (LTPS) application with the CNSC.

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

Readers are cautioned that the outlined expenditures and the anticipated timelines for execution of our plans discussed above and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations are estimations only. These are inherently subject to change due to certain factors, including adjustments in the microreactor development plan and uncertainties associated with the governmental licensing approval process. Given that these elements may exceed our initial expectations or lie beyond our control, we cannot guarantee the accuracy of the actual expenditures and timelines.

Factors, Risks and Trends Affecting Our Business and Results of Operations

Our Ability to Develop Our Microreactors

Our results of operations and our long-term prospects are significantly influenced by factors and trends related to the development, commercialization, and regulatory advancement of our microreactors. KRONOS™ MMR reactor is our lead reactor program and is being designed as an advanced, high-temperature microreactor intended for deployment for AI data centers, industrial environments, defense applications, and other off-grid settings requiring resilient, emissions-free power. The following factors and trends have impacted, and we expect will continue to impact, our KRONOS development program and our operating results.

Development of the KRONOS™ reactor is affected by the evolving regulatory framework for advanced non-light-water reactors. The NRC continues to refine guidance applicable to microreactor licensing, including siting, emergency planning, fuel qualification, and security requirements. Changes in NRC expectations, the need for additional data or analysis, or delays in regulatory review may impact our development timelines and costs. In addition, university-based demonstration efforts, including our ongoing collaboration with the UIUC, will require coordination with federal and state agencies, which may introduce uncertainties in scheduling and scope.

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

Development of Fuel Supply Chain Business

We believe, based on our market research, that no small modular reactor (SMR) microreactor company is currently developing a fuel supply chain to produce fuel for their reactors. Our strategy to develop key steps of the fuel for our own reactors and also to position our company to supply key steps of the fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. Through our investment and collaboration with LIST, which we believe is the only U.S.-origin and patented laser uranium enrichment company, our goal is to progress towards being what we believe will be the most vertically integrated microreactor business in the country. This would give our business an enormous competitive advantage for both our own reactor development and establishing multiple sources of future revenue to de-risk our company.

Development of Fuel Transportation Business

As we have developed our business, we believe capability deficiencies in the U.S. nuclear industry that would affect the future operation of all SMR and microreactor companies became apparent, notably, there is currently no established method for transporting commercial quantities of HALEU across North America. Our proactive approach to mitigate future impediments to our operations culminated in locating research and technology developed by INL, PNNL and ORNL, that had not been advanced because of budget constraints. We received an exclusive license for a high capacity HALEU fuel transportation basket design in April 2024, which will form the basis of a complete transportation package able to move the most commonly utilized fuel types. The license grants us, as the licensee, exclusive rights for the use and development of certain transportation technology. If developed and commercialized, we believe this product would be one of the few of its kind in North America and would serve as the basis for a domestic HALEU transportation company capable of providing commercial quantities of HALEU fuel. We plan to work with engineering contractors to obtain an NRC Certificate of Compliance under 10 CFR 71 for our transportation packages.

We also plan to establish a transportation business focused on the movement of both LEU and HALEU. Currently we are developing a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of HALEU fuel around North America and beyond.

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

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors (most notably our KRONOS MMR™) across the country upon licensing approval. Our KRONOS MMR™ reactor system has already undergone important pre-licensing activities, including the submission of a Regulatory Engagement Plan, several White Papers and Topical Reports, and NRC approval for Fuel Qualification Methodology for the advanced fuel design to be used in our KRONOS micro modular reactor energy system. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC (and, as applicable, Canadian and other regulators) and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC and other applicable authorities to permit the commercial deployment of microreactors. The NRC inspects the site construction at new fuel cycle facilities and only approves the facility’s capability to possess nuclear material after ensuring that the facility’s safety controls are robust and able to safely handle these materials. Fuel cycle facilities must comply with the regulatory requirements established by the NRC. The facility will need to acquire an NRC license containing site-specific requirements that the facility is required to comply with. Each license is unique and is specific to the nuclear material and hazards present at the fuel cycle facility. To obtain a license will involve significant communication and interaction between the NRC and our company. NRC safety oversight includes three important components: NRC inspection, the routine assessment of each licensee’s performance, and enforcement in the case that the regulatory requirements are not met. We will also develop an environmental report to support any fuel cycle facility application and will work with the NRC through the process established under the National Environmental Policy Act of 1970, which will begin when a federal agency develops a proposal to take a major federal action.

Technology Acquisitions and Collaborations

During 2024 and 2025, we announced our acquisition and development of complementary nuclear pump technology (the ALIP technology) as well as non-binding memoranda of understanding with third party collaborators to explore (i) the use of our microreactors in remote artificial intelligence data centers, the use of artificial intelligence in modernizing the nuclear regulatory and licensing process and (iii) development of nuclear fuel and microreactor capabilities in several non-U.S. jurisdictions in both Africa and South America. We expect that a material aspect of our business will involve continuing to develop, identify or seek to collaborate on, or acquire novel and beneficial technology for our company, and to support advanced nuclear technology both in the U.S. and around the world. Our inability to grow our company through such acquisitions or collaborations could have a material adverse effect on our business.

Loss of EGC and Smaller Reporting Company Status

As of December 31, 2025, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. However, as of such date, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to our public float exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced reporting and disclosure requirements applicable to emerging growth companies, we are no longer entitled to the reduced disclosure requirements available to smaller reporting companies. Notwithstanding the foregoing, we continue to qualify as a non-accelerated filer under the Exchange Act.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and the Three Months Ended December 31, 2024

Revenue

We have not generated any material revenue from our inception through December 31, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $4,495,487, or 497%, to $5,400,410 for the three months ended December 31, 2025, compared to $904,923 for the comparative period ended December 31, 2024, primarily due to a significant increase in expenses from research and development of our microreactors during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Research and development expenses primarily reflect the internal and external personnel costs corresponding to the design and analysis of our microreactors. During the three months ended December 31, 2025 and 2024, $569,509 and nil, respectively, of our research and development expenses corresponded to equity-based compensation

General and Administrative Expense

Our general and administrative expenses consist of compensation costs for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting services, advertising costs, and insurance costs.

General and administrative expenses increased by $4,392,033, or 176%, to $6,886,603 for the three months ended December 31, 2025, compared to $2,494,570 for the comparative period ended December 31, 2024, primarily due to equity-based compensation, professional fees for legal and audit costs, and additional office and staff costs to support our research and development activities during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. During the three months ended December 31, 2025, general and administrative expenses primarily consisted of $4.3 million in personnel costs, including $1.5 million in equity-based compensation and $1.0 million in professional fees. During the period ended December 31, 2024, general and administrative expenses primarily consisted of $0.8 million in personnel costs and $0.8 million in professional fees.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common stock.

The revaluation of contingent consideration resulted in an expense recovery of $727,500 for the three months ended December 31, 2025, compared to an expense of $524,250 for the comparative period ended December 31, 2024, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended December 31, 2025 and 2024, we earned interest income of $4,920,707 and $789,381, respectively, on our cash and cash equivalents held at a financial institution. In addition, during the three months ended December 31, 2025 and 2024 we earned $21,000 from a lease agreement from a related party. Also, during the three months ended December 31, 2025, we earned $71,850 from consulting services.

Liquidity and Capital Resources

We have been able to utilize our status as a public company to raise significant capital since our May 2024 initial public offering. As such, we believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. We have coupled our fundraising with what we believe is a prudent deployment of capital as we move our business forward. Although we have negative operating cash outflows of $3,989,840 for the three months ended December 31, 2025, and $3,242,526 for the three months ended December 31, 2024, we had approximately $578 million in cash and cash equivalents as of December 31, 2025 (compared to approximately $203 million as of September 30, 2025) and working capital of approximately $576 million as of December 31, 2025 (compared to approximately $201 million as of September 30, 2025).

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

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $64 million and negative operating cash flow during the three months ended December 31, 2025 and 2024. Management expects that operating losses and negative cash flows may increase from the 2025 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete the design, construction, demonstration, regulatory licensing and ultimately commercialization of our reactors in development and other technologies and contemplated services.

To date, we have not generated any material revenue. We do not expect to generate any significant revenue unless and until we are able to commercialize our reactors. We will require additional capital to develop our reactors and to fund operations for the foreseeable future. We expect our costs to increase in connection with advancement of our reactors toward commercialization and develop our other lines of business. While we believe that our existing cash may be sufficient to support our development in the near-term, certain costs are not reasonably estimable at this time and we will require additional funding.

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

Summary Statement of Cash Flows for the Three Months Ended December 31, 2025, and the Three Months Ended December 31, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
Net cash used in operating activities	$(3,989,840)	$(3,242,526)
Net cash used in investing activities	(3,058,681)	(3,560,000)
Net cash provided by financing activities	381,328,870	101,562,942
Net increase in cash	$374,280,349	$94,760,416

Cash Flows used in Operating Activities

Net cash used by operating activities for the three months ended December 31, 2025 was $3,989,840, which consisted of our net loss of $6,516,279, net of non-cash items of $1,608,114, and net of changes in working capital accounts of $918,325.

Net cash used by operating activities for the three months ended December 31, 2024 was $3,242,526, which consisted of our net loss of $3,113,362, net of non-cash items of $63,894, and net of changes in working capital accounts of negative $198,058.

Our cash used in operating activities increased by $747,314 during the three months ended December 31, 2025, due to an increase in net loss and changes in working capital accounts. The increase in cash used in operating activities during the three months ended December 31, 2025, when compared to the three months ended December 31, 2024, was primarily due to increased research and development activities, additional regulatory and staff costs to support our research and development activities, and additional office and professional fees during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Cash Flows used in Investing Activities

Net cash used by investing activities for the three months ended December 31, 2025 was $3,058,681 representing $1.4 million payments related to construction in progress of property acquired in Oak Brook Illinois and $1.6 million in deposits related to additional acquisitions of property and further construction.

Net cash used by investing activities for the three months ended December 31, 2024 was $3,560,000 representing the payment of deposits towards the acquisition of the USNC Assets that closed subsequent to December 31, 2024.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2025 was $381,328,870, which consisted of approximately $2.5 million from exercises of warrants, $0.5 million from exercises of stock options, and $400,000,333 in cash received from our October 2025 private placement offering less $21,520,711 of corresponding offering costs, and less $135,500 in deferred financing costs.

Net cash provided by financing activities for the three months ended December 31, 2024 was $101,562,943, which consisted of approximately $8 million from exercises of warrants, $1.2 million from exercises of stock options, and $101,400,012 in cash received from the issuance of shares of common stock from equity financings, less $9,058,855 in offering costs.

Commitments

As of December 31, 2025 and September 30, 2025, we had two long-term operating leases corresponding to (1) our corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. Our corporate headquarters cover approximately 7,800 square feet. We lease this space for $33,605 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on July 31, 2031. Our demonstration facility covers approximately 6,800 square feet in Westchester County, New York. We lease this space for $17,000 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on December 31, 2030.

Off-Balance Sheet Arrangements

As of December 31, 2025 and September 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to our financial investments. We may have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations. At December 31, 2025, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented. In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 9, 2024, a putative securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of New York, captioned Yvette Yang v. Nano Nuclear Energy Inc., et al., No. 1:24-cv-06057 (S.D.N.Y.). On October 28, 2024, the court entered an order appointing Hongyu Xie as lead plaintiff. On January 6, 2025, lead plaintiff filed an amended complaint, naming as defendants the Company, Jay Yu, James Walker, and Jaisun Garcha. The amended complaint asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of persons who purchased or otherwise acquired our securities from May 8, 2024 through July 30, 2024. The claims in the amended complaint relate to statements made by us and/or our directors or officers concerning the Company’s business and prospects, including our progress toward development of nuclear microreactors and fuel manufacturing facilities. On February 21, 2025, all defendants filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(6) and 9(b) of the Federal Rules of Civil Procedure, for failure to state a claim upon which relief can be granted. On February 24, 2025, the court sua sponte entered an order permitting lead plaintiff to file a second amended complaint or stand on her amended complaint. On March 14, 2025, lead plaintiff filed a second amended complaint, asserting the same claims asserted in the amended complaint. On April 11, 2025, all defendants filed a motion to dismiss the second amended complaint pursuant to Rules 12(b)(6) and 9(b) of the Federal Rules of Civil Procedure, for failure to state a claim upon which relief can be granted. On January 8, 2026, the court issued an order granting defendants’ motion to dismiss and permitting plaintiff to file a third amended complaint. On February 6, 2026, plaintiff notified the court that she would not file a third amended complaint. On February 12, 2026, the court entered judgment in favor of defendants. On February 12, 2026, plaintiff filed a notice of appeal to the United States Court of Appeal for the Second Circuit. No briefing dates for the appeal have been scheduled as of the date of this Report. We dispute the allegations in the amended complaint and will continue to defend the case vigorously.

In addition, on August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. On December 20, 2024, plaintiff filed an amended complaint, alleging claims for alleged breach of fiduciary duties, corporate waste, market manipulation, and racketeering, among others. The claims asserted in the amended complaint relate to our management, business and prospects, including, among others, our progress toward microreactor development, the qualifications of our management, and our investment in LIS Technologies Inc. On behalf of our company, the plaintiff seeks damages from the director and officer defendants and an order directing our company to take actions to reform and improve corporate governance and internal procedures. On February 4, 2025, our company filed a motion to dismiss the amended complaint pursuant to Rule 23.1 of the Nevada Rules of Civil Procedure for failure to make a demand or alleged demand futility, and our directors and officers filed a motion to dismiss the amended complaint pursuant to Rules 12(b)(5) and 23.1 of the Nevada Rules of Civil Procedure for failure to state a claim on which relief can be granted and plaintiff’s lack of standing. On April 24, 2025, the court heard and granted both the Company’s motion to dismiss and the directors’ and officers’ motion to dismiss without leave to amend. On October 30, 2025, the court entered a formal written order and statement of decision granting the motions to dismiss. On November 21, 2025, plaintiff filed a notice of appeal with the Nevada Supreme Court. On February 10, 2026, plaintiff and defendants filed a stipulation to dismiss the case with prejudice, with each side bearing its own costs and fees, and the court entered an order dismissing the case with prejudice.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our filings with the SEC, including the section titled “Risk Factors” in our 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our prior SEC filings, including our 2025 Annual Report.

On January 16, 2026, we received a subpoena for documents from the Securities and Exchange Commission (“SEC”) relating to two service providers. This subpoena, which is part of an investigation by the SEC, follows an initial request for information by the SEC to us in April 2025. We completed a voluntary production of documents in August 2025. We are cooperating fully with the SEC. At this juncture, we cannot predict the outcome of the investigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See footnote 4 to the accompanying financial statements for information regarding our October 2025 private placement.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	S-1	333-278076	3.1	March 19, 2024
3.2	Certificate of Amendment to Articles of Incorporation of the Company	S-1	333-278076	3.2	March 19, 2024
3.3	Amended and Restated Bylaws of the Company	S-1	333-278076	3.3	March 19, 2024
4.1	Underwriter’s Warrant, dated May 10, 2024	8-K	001-42044	4.1	May 13, 2024
4.2	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.2	July 15, 2024
4.3	Underwriter’s Warrant, dated July 15, 2024	8-K	001-42044	4.3	July 15, 2024
4.4	Underwriter’s Warrant, dated October 25, 2024	8-K	001-42044	4.2	October 25, 2024
4.5	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.1	October 25, 2024
4.6	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors	8-K	001-42044	4.1	November 27, 2024
10.1	2023 Stock Option Plan #1	S-1	333-278076	10.8	March 19, 2024
10.2	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #1	S-1	333-278076	10.9	March 19, 2024
10.3	2023 Stock Option Plan #2	S-1	333-278076	10.10	March 19, 2024
10.4	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #2	S-1	333-278076	10.11	March 19, 2024
10.5	2025 Equity Incentive Plan	Schedule 14A	001-42044	Annex A	February 28, 2025
10.6	Form of Securities Purchase Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.1	May 29, 2025
10.7	Form of Registration Rights Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.2	May 29, 2025
10.8	Placement Agency Agreement, dated May 26, 2025, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-42044	10.3	May 29, 2025
10.9	Form of Securities Purchase Agreement, dated October 7, 2025, by and between the Registrant and the Investors	8-K	001-42044	10.1	October 10, 2025
10.10	Placement Agency Agreement, dated October 7, 2025, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-42044	10.2	October 10, 2025
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: February 17, 2026	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

