Form 10-Q
period 2026-03-31
Nano Nuclear Energy Inc.
filed 2026-05-14
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 52,083,294 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended March 31, 2026

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

You can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “aim,” “goal,” “should,” “will,” “would,” “assumption” or “judgment” or derivatives of these terms or other similar expressions pertaining to the future, although not all forward-looking statements contain those words.

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below:

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed nuclear reactors or the power from our reactors, other products, technologies or services we are developing on the timelines we currently anticipate, if at all.

●	Our ability to source or internally develop the necessary fuel and material supply chain to power our next generation of advanced nuclear reactors.

●	Our ability to acquire or internally develop the required transportation capabilities to move our reactors, their fuel, and other special materials critical to the commercial deployment of our reactor systems.

●	Our ability to build internally, and to externally provide, nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	The ability of key third party collaborators including, without limitation, The University of Illinois Urbana-Champaign, to perform their obligations to us and meet goals and timelines as expected.

●	Assumptions relating to the size of the market for our nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

ii

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as a pre-revenue company in a rapidly evolving, complex and highly competitive industry with a business model that is still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included or incorporated by reference in this Report including, without limitation, those under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may be updated from time to time in our other filings with the SEC.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$197,675,624	$203,265,052
Short-term investments	370,997,289	-
Accounts receivable, net	-	250,000
Prepaid expenses	1,502,378	902,861
Deposits, current	1,300,000	250,000
Marketable securities, at fair value	222,645	-
Total current assets	571,697,936	204,667,913
Deferred offering costs	385,500	300,000
Deposits, non-current	274,001	269,235
Property, plant and equipment, net	18,091,214	9,783,777
Right-of-use assets	2,392,837	2,560,896
Long-term investments, related party	2,000,000	2,000,000
In-process research and development	9,075,045	9,075,045
Total assets	$603,916,533	$228,656,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,350,962	$1,314,596
Lease liabilities, current	547,394	534,128
Contingent consideration	1,074,000	1,978,000
Total current liabilities	5,972,356	3,826,724
Lease liabilities, non-current	2,054,989	2,261,414
Total liabilities	8,027,345	6,088,138

Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of March 31, 2026 and September 30, 2025; none issued and outstanding as of March 31, 2026 and September 30, 2025	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of March 31, 2026 and September 30, 2025; 52,083,294 and 41,738,358 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	5,208	4,173
Additional paid-in capital	669,086,072	280,065,412
Accumulated deficit	(73,197,302)	(57,500,857)
Accumulated other comprehensive loss	(4,790)	-
Total stockholders’ equity	595,889,188	222,568,728
Total liabilities and stockholders’ equity	$603,916,533	$228,656,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Operating expenses
General and administrative	$8,589,312	$15,697,178	$15,475,914	$18,191,748
Research and development	5,659,427	6,712,543	11,059,838	7,617,466
Change in fair value of contingent consideration	(176,500)	78,250	(904,000)	602,500
Loss from operations	14,072,239	22,487,971	25,631,752	26,411,714

Other income	4,949,105	1,179,250	9,962,662	1,989,631
Unrealized loss on marketable securities	(57,032)	-	(179,870)	-
Gain on settlement of accounts receivable	-	-	152,515	-
Net loss	$(9,180,166)	$(21,308,721)	$(15,696,445)	$(24,422,083)

Other comprehensive income (loss):
Cumulative translation adjustment	5,930	-	(4,790)	-
Comprehensive loss	$(9,174,236)	$(21,308,721)	$(15,701,235)	$(24,422,083)

Net loss per share of common stock:
Basic	$(0.18)	$(0.57)	$(0.31)	$(0.69)
Diluted	$(0.18)	$(0.57)	$(0.31)	$(0.69)

Weighted-average shares of common stock outstanding:
Basic	51,649,161	37,074,514	50,718,061	35,502,417
Diluted	51,649,161	37,074,514	50,718,061	35,502,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2025	50,581,794	$5,056	$663,601,589	$(64,017,136)	$(10,720)	$599,578,789
Exercise of warrants	1,500	-	28,500	-	-	28,500
Exercise of stock options	1,500,000	152	2,774,846	-	-	2,774,998
Equity-based compensation	-	-	2,681,137	-	-	2,681,137
Net loss	-	-	-	(9,180,166)	-	(9,180,166)
Accumulated other comprehensive income	-	-	-	-	5,930	5,930
Balance as of March 31, 2026	52,083,294	$5,208	$669,086,072	$(73,197,302)	$(4,790)	$595,889,188

For the Six Months Ended March 31, 2026

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2025	41,738,358	$4,173	$280,065,412	$(57,500,857)	$-	$222,568,728
Common stock issuances	8,490,767	850	399,999,183	-	-	400,000,033
Offering costs	-	-	(21,520,711)	-	-	(21,520,711)
Exercise of warrants	141,669	14	2,473,534	-	-	2,473,548
Exercise of stock options	1,695,000	171	3,314,827	-	-	3,314,998
Equity-based compensation	17,500		4,753,827	-	-	4,753,827
Net loss	-	-	-	(15,696,445)	-	(15,696,445)
Accumulated other comprehensive loss	-	-	-	-	(4,790)	(4,790)
Balance as of March 31, 2026	52,083,294	$5,208	$669,086,072	$(73,197,302)	$(4,790)	$595,889,188

For the Three Months Ended March 31, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	36,742,099	$3,675	$150,600,504	$(20,547,143)	$130,057,036

Exercise of warrants	374,832	37	6,373,085	-	6,373,122
Exercise of stock options	148,000	15	428,985	-	429,000
Equity-based compensation	-	-	16,476,053	-	16,476,053
Net loss	-	-	-	(21,308,721)	(21,308,721)

Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

For the Six Months Ended March 31, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

Common stock issuances	4,935,294	494	101,399,518	-	101,400,012
Offering costs	-	-	(9,058,856)	-	(9,058,856)
Exercise of warrants	975,974	97	14,387,311	-	14,387,408
Exercise of stock options	638,000	64	1,636,436	-	1,636,500
Equity-based compensation	-	-	16,476,053	-	16,476,053
Net loss	-	-	-	(24,422,083)	(24,422,083)

Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31, 2026	For the Six Months Ended March 31, 2025

OPERATING ACTIVITIES
Net loss	$(15,696,445)	$(24,422,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	4,753,827	16,476,053
Amortization of right-of-use assets	168,059	133,614
Depreciation	452,774	39,517
Changes in fair value of contingent liability	(904,000)	602,500
Bank revaluation	12,257	-
Unrealized loss on marketable securities	179,870	-
Non-cash interest income on short-term investments	(306,952)	-
Gain on settlement of accounts receivable	(152,515)	-
Change in assets and liabilities:
Prepaid expenses	(599,517)	161,725
Deposits	(4,766)	(284,000)
Accounts payable and accrued liabilities	3,036,366	1,774,018
Due to related parties	-	5,000
Lease liabilities	(193,159)	(107,323)
Net cash used in operating activities	(9,254,201)	(5,620,979)

INVESTING ACTIVITIES
Purchase of short-term investments	(370,690,337)	-
Additions to property, plant and equipment	(8,760,211)	(3,625,846)
Deposits	(1,050,000)	-
In-process research and development	-	(9,075,045)
Net cash used in investing activities	(380,500,548)	(12,700,891)

FINANCING ACTIVITIES
Proceeds from common stock issuances	400,000,033	101,400,012
Offering costs	(21,520,711)	(9,058,856)
Proceeds from exercise of warrants	2,473,548	14,387,408
Proceeds from exercise of stock options	3,314,998	1,636,500
Payment of deferred offering costs	(85,500)	-
Net cash provided by financing activities	384,182,368	108,365,064

Net increase (decrease) in cash and cash equivalents	(5,572,381)	90,043,194
Cash and cash equivalents, beginning of period	203,265,052	28,507,257
Effect of exchange rate changes on cash	(17,047)	-
Cash and cash equivalents, end of period	$197,675,624	$118,550,451

Non-cash transactions:
Inception of Right-of-Use Asset / Liability	$-	$1,026,348
Supplemental disclosures of cash flow information
Cash paid for income and franchise taxes	$595,746	$56,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION

NANO Nuclear Energy Inc. (“NANO”, the “Company”, “we”, “us”, “our” and similar terminology) was incorporated under the laws of the State of Nevada on February 8, 2022 (“Inception”) and is headquartered in New York, New York. The Company is a nuclear energy and technology company, developing smaller, simpler, and safer advanced reactors utilizing proprietary microreactor designs, intellectual property and research methods.

With the goal of vertical integration across key aspects of the nuclear fuel supply chain, the Company is principally focused on the following four business lines as part of its development strategy :

●

Nuclear Reactor Business. The Company is developing the next generation of advanced nuclear microreactors, with its current principal allocation of time and capital resources directed toward the development of the KRONOS MMR™ Energy System. This high technology readiness (“TRL”) level, high-temperature gas-cooled reactor (“HTGR”), Tristructural-Isotropic (“TRISO”) fueled reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. On April 2, 2026, the Company announced the formal submission of the Construction Permit Application by The Grainger College of Engineering at The University of Illinois at Urbana- Champaign (“UIUC”), the Company’s partner for the KRONOS MMR™ deployment, to the U.S. Nuclear Regulatory Commission (“NRC”). The Company’s KRONOS MMR™ reactor at UIUC is being developed as a research microreactor for demonstration, testing, and research purposes. The Company also intends, subject to applicable approvals and arrangements, to supply power generated by the KRONOS MMR™ reactor to the UIUC grid. The reactor is expected to be a full-scale system – analogous to the commercial KRONOS MMR™ reactor the Company intends to sell and deploy after receiving an operating license. The UIUC project will also serve as the reactor which the NRC will be evaluating as part of its licensing process for the entire system under the Part 50 licensing rules and regulations.

The Company’s portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment, which is also a HTGR utilizing TRISO fuel, and ZEUS™ reactor, a portable modular solid core battery reactor.

●	Fuel Supply Chain Business. Through its subsidiary, HALEU Energy Fuel Inc., and in coordination with the Department of Energy (“DOE”), the Company is also seeking to develop a low-enriched uranium (“LEU”) and high-assay low-enriched uranium (“HALEU”) fuel supply chain to supply fuel not only for its own reactors but also to the broader advanced nuclear reactor industry. In December 2024, the Company announced that LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 9), and the Company, were selected by the DOE to participate as one of six contract awardees in the DOE’s LEU Enrichment Acquisition Program. Under the contract awarded to LIST, LIST was selected as the prime contractor, with the Company as the key subcontractor bringing the Company’s technical and regulatory expertise in advanced nuclear solutions to the collaboration (see Note 9 for further information). The Company is also evaluating ways to participate in other key aspects of the nuclear fuel supply chain in areas such as conversion through commercial agreements or acquisitions to achieve its goal of vertical integration across key aspects of the nuclear fuel cycle.

●	Fuel Transportation Business. Through its subsidiary, Advanced Fuel Transportation Inc., the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel, which is expected to be integrated into its fuel transportation business. The Company’s transportation business will build on existing work completed at the Idaho National Laboratory (“INL”), Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. The Company is actively evaluating the potential acquisition of an existing, revenue-generating business focused on the transportation of nuclear fuel and nuclear waste that could provide internal and external capabilities to support future nuclear fuel logistics requirements for the Company and third parties.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

●	Nuclear Consultation and Technical Services. The Company also sees an opportunity to provide nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry in the future, primarily by acquiring businesses whose technical expertise will provide internal capabilities necessary to support the Company in developing and deploying its reactors or advancing its fuel supply chain business. Regulatory approval is not required to provide such services. As of the date of this Report, the Company has not yet formally launched its nuclear consultation business, although the Company generated a small amount of revenue from providing such services in its 2025 fiscal year. The timing and formal launch of this business, should the Company elect to proceed, will depend on the Company’s ability to identify and complete its evaluation of potential acquisition targets and to consummate one or more such acquisitions, as well as the satisfaction of applicable conditions.

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

Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2026, the Company had working capital of $565,725,580 and accumulated deficit of $73,197,302. For the six months ended March 31, 2026, the Company had net loss of $15,696,445, and negative cash flows from operations of $9,254,201. At September 30, 2025, the Company had working capital of $200,841,189 and accumulated deficit of $57,500,857. For the year ended September 30, 2025, the Company had net loss of $40,067,076, and negative cash flows from operations of $19,621,963. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they become due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the six months ended March 31, 2026, the Company received approximately $2.5 million from exercises of warrants, $3.3 million from exercises of stock options, and net proceeds of approximately $378 million from the Company’s private placement offering, net of offering costs. In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth in the future.

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

As of March 31, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They included all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, and its results of operations for the three and six months ended March 31, 2026 and 2025 and cash flows for the six months ended March 31, 2026 and 2025. The results for the three and six months ended March 31, 2026 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2025 has been derived from the Company’s audited consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments. As of March 31, 2026, cash and cash equivalents included $132.2 million of U.S. Treasury securities.

Short-term Investments

The Company’s short-term investments consist primarily of U.S. Treasury securities with original maturities greater than three months but less than one year at the time of purchase. Management has the positive intent and ability to hold these securities to maturity; accordingly, they are classified as held-to-maturity and are stated at amortized cost. Because these securities are explicitly guaranteed by the U.S. Government, the Company considers the risk of default to be negligible and records no allowance for credit losses.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement. The carrying amount of certain financial instruments, including prepaid expenses, short-term investments, marketable securities and accounts payable, approximates fair value due to their short maturities.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash balances at a financial institution and such amounts exceeded federally insured limits at March 31, 2026 and September 30, 2025. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

As of March 31, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land	Not depreciated
Buildings	20 years

Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Leases

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of March 31, 2026 and September 30, 2025, the Company had two long-term operating leases.

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

As of March 31, 2026 and September 30, 2025, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 9). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of March 31, 2026. No impairment was recorded during the period ended March 31, 2026. The investments were recognized as other assets on the Company’s condensed consolidated balance sheets.

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

As of March 31, 2026

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

Research and Development

Research and development (“R&D”) expenses represent costs incurred for designing and engineering products. These costs primarily consist of personnel-related expenses, fees paid to external consultants and contractors, costs associated with developing design tools, and costs incurred to acquire technology and other assets from third parties. All research and development costs related to product development are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the unaudited condensed consolidated statements of operations and other comprehensive loss. Advertising costs expensed were approximately $31,500 and $105,000 for the three and six months ended March 31, 2026, respectively, and approximately $136,000 and $230,000 for the three and six months ended March 31, 2025, respectively.

Legal Contingencies

The Company was previously involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed with prejudice in February 2026. The other proceeding was dismissed at the trial court level in February 2026 but remains subject to appeal. Given the status of the remaining legal proceeding, the Company cannot reasonably estimate at March 31, 2026 the amount of any potential financial loss or cost that could result from this proceeding. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

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

As of March 31, 2026

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

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its condensed consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more-likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At March 31, 2026 and September 30, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of March 31:

	2026	2025
Stock options	1,984,000	4,064,300
Warrants	2,985,650	3,477,612
Restricted share units	757,014	-
Total shares excluded	5,726,664	7,541,912

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments

For the three and six months ended March 31, 2026 and 2025, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chief Executive Officer is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective October 1, 2025. As the ASU requires disclosures on an annual basis, the Company will include the updated disclosures in its annual consolidated financial statements for the fiscal year ending September 30, 2026.

3. SHORT-TERM INVESTMENTS

The Company classifies U.S. Treasury obligations with original maturities in excess of three months and less than one year at acquisition as held-to-maturity. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At March 31, 2026, the Company recorded “Short-term investments” on the Condensed Consolidated Balance Sheets at amortized cost of $370,997,289. At March 31, 2026, the short-term investments had a fair value of $370,709,590 and are considered Level 1 investments. The Company held no short-term investments at December 31, 2025.

The amortized costs and estimated fair values of the short-term investment portfolio were as follows as of March 31, 2026.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations
Balance as of March 31, 2026	370,997,289	-	370,997,289	(287,699)	370,709,590

4. OTHER INCOME

During the three and six months ended March 31, 2026, the Company earned interest income of $4,928,105 and $9,848,812, respectively, on its cash and cash equivalents held at financial institutions, earned $nil and $71,850, respectively, from consulting services, and earned $21,000 and $42,000, respectively, from a lease agreement (see Note 9). During the three and six months ended March 31, 2025, the Company earned interest income of $1,158,251 and $1,947,631, respectively, on its cash held at a financial institution and earned $21,000 and $42,000, respectively, from a lease agreement with a related party (see Note 9).

5. EQUITY

The Company is authorized to issue 275,000,000 shares of Common Stock and 25,000,000 shares of preferred stock, with a par value of $0.0001 per share. No shares of preferred stock were outstanding during the periods presented. Holders of Common Stock are entitled to one vote per share.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

5. EQUITY (Continued)

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

As of March 31, 2026

5. EQUITY (Continued)

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

As of March 31, 2026

5. EQUITY (Continued)

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

July 2025 At-The-Market Offering

On July 25, 2025, the Company entered into a Sales Agreement (“2025 ATM Agreement”) with TD Securities (USA) LLC, UBS Securities LLC and Piper Sandler & Co. (each a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company agrees to issue and sell to or through the Sales Agents, acting as agents and/or principals, shares (the “Placement Shares”) of the Company’s Common Stock having an aggregate offering price of up to $400,000,000 (the “Maximum Amount”) in an “at-the-market” offering program (the “2025 ATM Program”). Pursuant to the 2025 ATM Agreement, the Placement Shares, if offered and sold by the Company, will be offered and sold pursuant to a base prospectus dated March 13, 2026 and a prospectus supplement, dated March 13, 2026 (the “ATM Prospectus”), that form a part of the Company’s shelf registration statement on Form S-3 (“2025 Shelf Registration Statement,” File No.: 333-288982), which was initially filed with the SEC on July 25, 2025, as amended, and was declared effective by the SEC on March 13, 2026. As of the date of this Report, no Placement Shares have been sold under the 2025 ATM Program.

October 2025 Private Placement

On October 7, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with six institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell 8,490,767 shares (“Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), in a private placement (the “Private Placement”) for gross proceeds of approximately $400,000,000. Pursuant to the Purchase Agreement, the Company issued and sold the Shares in the Private Placement at a purchase price of $47.11 per share. The Private Placement closed on October 10, 2025. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $378,500,000. The Company intends to use these net proceeds to advance development, construction and regulatory licensing activities for its lead micro nuclear reactor program, the KRONOS MMR™ Energy System, continue development of its other micro reactor projects and other nuclear energy related business lines, pursue potential strategic acquisitions, and for general corporate purposes. Pursuant to the Purchase Agreement, the Company included a resale prospectus in the next amendment to its 2025 Shelf Registration Statement filed with the SEC on July 25, 2025 (File No.: 333-288982) covering the resale of the Shares (the “Resale Registration Statement”) which was amended and filed on October 22, 2025 (the date of filing, the “Filing Date”), and with the Resale Registration Statement, as amended, declared effective by the SEC on March 13, 2026. The Purchase Agreement includes standard representations, warranties and covenants of the Company and Investors, including a restriction on future issuances of the Company’s capital stock or filing a registration statement or any amendment or supplement thereto (subject to certain exceptions) for a period of thirty (30) days following effectiveness of the Resale Registration Statement. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as placement agent for the Private Placement (the “Placement Agent”) under a placement agency agreement with the Company (“Placement Agency Agreement”), pursuant to which it received a cash fee equal to 5.0% of the gross proceeds received by the Company in the Private Placement, and reimbursement of $200,000 in legal expenses.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

5. EQUITY (Continued)

Equity-Based Compensation

Stock-Based Compensation

Stock Options

On February 10, 2023, and June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). On April 23, 2025 (the “Effective Date”), the Company’s shareholders approved, and the Company adopted an equity incentive plan (the “2025 Equity Plan”) whereby a total of 4,750,000 shares plus 679,440 shares that were available for issuance under the 2023 Stock Option Plans as of the 2025 Equity Plan’s Effective Date were available for future awards under the 2025 Equity Plan. This amount may increase annually on January 1 each year beginning on January 1, 2026 to January 1, 2035, by an amount equal to the lesser of (i) 5% of the Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the board of directors (the “Board”) or a committee of the Board. The shares of Common Stock subject to the 2025 Equity Plan may be authorized, but unissued, or reacquired shares. As of March 31, 2026, an aggregate amount of 5,316,300 options have been issued under the 2023 Stock Option Plans and 2025 Equity Plan and 7,163,015 are available for issuance under the 2025 Equity Plan.

The Company did not grant any stock options during the six months ended March 31, 2026. However, during the six months ended March 31, 2026, 1,695,000 stock options were exercised with exercise prices ranging from $1.50 - $3.00 resulting in approximately $3,315,000 of cash proceeds. During the six months ended March 31, 2025, 638,000 stock options were exercised with exercise prices ranging from $1.50 - $3.00 resulting in $1,636,500 of cash proceeds.

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

During the six months ended March 31, 2026 and 2025, total stock-based compensation for stock options expected to vest was $624,257 and $16,476,053. As of March 31, 2026, there is $5,619,564 remaining stock compensation expense to be recognized corresponding to future vesting dates over a weighted average period of 4.92 years which will occur between 2026 and 2031.

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans and the 2025 Equity Plan is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$42,720
Options granted	1,184,300	28.01	—	—
Options forfeited	(5,300)	28.32	—	—
Options exercised	(944,000)	2.55	—	—
Outstanding – September 30, 2025	3,774,000	$10.31	3.25	$106,626
Options expired	(95,000)	1.50	—	—
Options exercised	(1,695,000)	1.96	—	—
Outstanding – March 31, 2026	1,984,000	$17.86	5.26	$14,071
Exercisable at the end of period	1,697,000	$16.32	4.66	$14,071

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

5. EQUITY (Continued)

Equity-Based Compensation (Continued)

Stock-Based Compensation (Continued)

Restricted Stock Units (“RSUs”)

On November 13, 2025, the Company granted 423,766 RSUs to various consultants and key employees. The aggregate grant-date fair value of the RSUs was $14,280,914 or $33.70 per share based on the market price of our stock on the date of grant. The RSUs vest as follows: 392,694 RSUs vest one-third on the grant-date anniversary over three years; 11,872 RSUs vest on the grant-date anniversary, and 19,200 vest 50% on the six month anniversary of the grant-date with remaining vesting on the grant-date anniversary. As of March 31, 2026, there are 757,014 unvested RSUs with a weighted average grant-date fair value of $30.99.

During the six months ended March 31, 2026, we modified an RSU for 20,000 shares of common stock granted on June 3, 2025 to vest 50% on the six-month anniversary of the grant-date with the remaining vesting on the grant-date anniversary which was previously set to vest 100% on the grant-date anniversary.

During the six months ended March 31, 2026, we recognized stock-based compensation for RSUs expected to vest of $4,129,571. As of March 31, 2026, we have unrecognized compensation of $18,967,857 which will be recognized over a weighted-average period of 2.39 years.

Restricted Stock Unit Activity

A summary of cumulative restricted stock unit activity under the 2025 Equity Plan is as follows:

	RSUs outstanding
	Number of shares	Weighted- average grant date fair value per share	Aggregate fair value (in thousands)

Outstanding –September 30, 2024	—	$—	$—
RSUs granted	350,748	29.18	10,235
Outstanding and unvested – September 30, 2025	350,748	$29.18	$10,235
RSUs granted	423,766	33.70	14,281
RSUs vested (stock issued)	(17,500)	29.18	—
Outstanding and unvested – March 31, 2026	757,014	$30.99	$23,463

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average
	Number of	exercise price	contractual term
	shares	per share	(in years)

Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,408,193)	16.71	-
Outstanding – September 30, 2025	3,127,319	$24.40	4.12
Warrants exercised	(141,669)	17.46	-
Outstanding – March 31, 2026	2,985,650	$24.73	3.63

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

6. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2026	September 30, 2025
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of period	$10,149,332	$1,700,000
Additions – land	892,586	330,000
Additions – building	4,728,236	4,000,234
Additions – leasehold improvements	-	3,103,000
Additions – construction in progress	3,139,388	1,016,098
End of period	18,909,542	10,149,332

Accumulated depreciation
Beginning of period	(365,555)	(10,393)
Depreciation of building	(178,924)	(133,975)
Depreciation of leasehold improvements	(273,849)	(221,187)
End of period	(818,328)	(365,555)

Total property, plant and equipment, net	$18,091,214	$9,783,777

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee, for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s Nuclear Technology Branch. Depreciation was $60,272 and $39,516 for the six months ended March 31, 2026 and 2025, respectively.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

6. PROPERTY, PLANT AND EQUIPMENT (continued)

In July 2025, the Company purchased a 2.75-acre land package in Oak Brook, Illinois, for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the Company’s KRONOS MMR™ Microreactor Energy System. Depreciation was $79,250 and $nil for the six months ended March 31, 2026 and 2025, respectively.

In January 2026, the Company acquired a commercial property covering 11,430 sq. ft. in Manhattan, New York, for $5.6 million to serve as additional office space. The purchase price was allocated between the depreciable office space and the associated non-depreciable fractional interest in the land. Depreciation expense for the property was $39,402 and $nil for the six months ended March 31, 2026 and 2025, respectively.

7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

	March 31, 2026	September 30, 2025
Right-of-use assets
Beginning of period	$2,560,896	$1,830,124
Additions	-	1,026,348
Amortization	(168,059)	(295,576)
End of period	$2,392,837	$2,560,896

As of March 31, 2026, the Company had two long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York, and (2) space being used as a technology demonstration facility in Westchester County, New York. Lease components in the Company’s long-term operating leases are accounted for following the guidance in ASC Topic 842, “Leases” (“ASC 842”), for the capitalization of long-term leases. At March 31, 2026, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt.

Balance sheet information related to the Company’s leases is presented below.

Operating leases:	March 31, 2026	September 30, 2025
Operating right-of-use assets	$2,392,837	$2,560,896
Operating lease liabilities, current	547,394	534,128
Operating lease liabilities, long term	2,054,989	2,261,414

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,		Six Months Ended March 31,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$156,424	$174,523	$315,118	$278,921

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Other information related to leases is presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025	2026	2025
Operating cash outflows from operating leases	$159,558	$160,762	$319,123	$261,577

March 31, 2026
Weighted-average discount rate – operating lease	11.7%
Weighted-average remaining lease term – operating lease (in years)	5.56

As of March 31, 2026, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ended September 30,
2026	$316,388
2027	641,992
2028	658,041
2029	674,493
Thereafter	1,142,669
Total future minimum lease payments, undiscounted	3,433,583
Less: Imputed interest for leases in excess of one year	(831,200)
Present value of future minimum lease payments	2,602,383
Less: Current portion of lease liabilities	(547,394)
Total lease liabilities, less current portion	$2,054,989

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

As of March 31, 2026

8. ACQUISITION OF ALIP TECHNOLOGY (Continued)

The ALIP Acquisition was recorded at its fair value as of June 21, 2024. The total purchase price was approximately $1.67 million and was comprised of the following:

Total
Cash (paid on closing)	$50,000
Shares of Common Stock (issued on closing)	786,500
Contingent cash	50,000
Contingent Common Stock (fair value at closing)	786,500
Total purchase price	$1,673,000

At March 31, 2026, the contingent cash and Common Stock obligation were revalued to its fair value of $1,074,000 based on the closing price of the Common Stock on March 31, 2026, which resulted in a revaluation recovery of $176,500 and $904,000 for the three and six months ended March 31, 2026, respectively. At March 31, 2025, the contingent cash and common shares obligation was revalued to its fair value of $1,373,000 based on the closing price of the Common Stock on March 31, 2025, which resulted in a revaluation expense of $78,250 and $602,500 for the three and six months ended March 31, 2025, respectively.

9. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIS Technologies Inc. (“LIST”) (which is a related party), as part of its $11.88 million seed funding round. This additional capital into LIST was anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

Concurrently with the Company’s investment in LIST, the Company entered into an agreement with LIST to collaborate and assist in developing LIST’s technologies to secure a fuel supply for the Company’s future operations and the wider nuclear energy industry. The parties intend that LIST will provide the Company with enriched UF6 at no cost to be fabricated and sold to customers, with LIST to receive compensation as part of a profit-sharing arrangement to be agreed to between the companies in the future. Through collaboration with LIST, the Company anticipates building supportive facilities to compliment LIST’s planned enrichment facility, including those focused on deconversion and conversion.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

10. USNC ASSET ACQUISITION (continued)

On January 10, 2025, the Company closed the acquisition (the “USNC Closing”) of the USNC Assets related to the KRONOS Business and the LOKI Business from USNC. The USNC Assets were acquired free and clear of any liens other than certain specified liabilities of USNC that were assumed, for a total purchase price of $8.5 million in cash through an auction conducted pursuant to Section 363 of the U.S. Bankruptcy Code in connection with USNC’s pending Chapter 11 bankruptcy proceedings. The USNC Assets included (i) five contracts with third-party collaborators, (ii) 38 issued, pending or published patents, 16 registered, pending or published trademarks, and any other technology and intellectual property related to the acquired assets, (iii) rights related to a demonstration project related to the KRONOS MMR™ Energy System in the United States and (iv) the business records of the USNC Assets and related rights. The Company acquired these assets through two new wholly owned subsidiaries incorporated in Nevada.

The USNC Assets also included certain Canadian assets relating to both the KRONOS MMR™ Energy System and certain Canadian intellectual property rights relating to the LOKI MMR™ (the “Canadian Assets”). The Canadian Assets include, among other assets, (i) three contracts with Canadian authorities, including a license application (the “Chalk River License Application”) with the Canadian Nuclear Safety Commission (“CNSC”) associated with a KRONOS MMRTM reactor demonstration project at Chalk River Laboratories located in Ontario, Canada (the “Chalk River Project”), (ii) the equity interests of a Canadian partnership that was believed at the time to hold the Chalk River License Application (the “Canadian Partnership”), and (iii) rights related to the Chalk River Project. The transfer of the Chalk River License Application and certain other of the Canadian Assets (such assets, the “Consent Assets”) required the consent of certain Canadian governmental entities, including the CNSC (the “Canadian Consents”). The Company established an escrow of $250,000 deposited at the closing securing the Canadian Consents. If the Canadian Consents were not received within 90 days after the closing, the Company had the right to terminate the acquisition of the Consent Assets, receive the return of $250,000 held in escrow and forfeit its rights to the Consent Assets. The Company’s right to acquire the Consent Assets was established pursuant to an option arrangement with the Company’s Chairman and President and his affiliated entities as described below.

To enable the Company’s ability to continue diligence of the Consent Assets to ensure the Company acquired the correct assets and did not assume or become exposed to any unknown liabilities, on the closing date of the USNC Asset acquisition, the Company assigned its rights to acquire the Consent Assets to Jay Jiang Yu, the Company’s founder, President, Secretary and Treasurer, and Chairman of the Board, and certain existing Canadian entities owned or controlled by Mr. Yu (the “Yu Entities”). Accordingly, on January 10, 2025, the Company entered into an option agreement (“Yu Option Agreement”) with Mr. Yu and Yu Entities, pursuant to which the Company received an option back from Mr. Yu and the Yu Entities to acquire for nominal consideration, for a period of five years beginning with the receipt by the Yu Entities of the Consent Assets upon receiving the Canadian Consents, any or all of the equity interests of the Yu Entities or the Canadian Partnership, the other Consent Assets or the material assets and business of the Canadian Partnership. The assignment of the right to acquire the Consent Assets and the Yu Option Agreement were unanimously approved by the Company’s disinterested directors.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

10. USNC ASSET ACQUISITION (Continued)

During 2025, the Company sought the Canadian Consents for the Consent Assets (most notably, the Chalk River License Application). As part of continuing due diligence, the Company learned that a USNC affiliate called Global First Power Ltd. (“GFPL”), and not the Canadian Partnership, was in fact the holder of the Chalk River License Application. Further, the Company was informed by the CNSC that the Chalk River License Application could not be transferred and that only GFPL itself could complete the Chalk River License Application and obtain the license for the Chalk River Project or, alternatively, we or our subsidiaries or designees would need to file a new application with the CNSC. Accordingly, the Company determined that the most efficient course of action for the Company to continue the Chalk River Project would be for the Company to acquire GFPL itself and thereby acquire the Chalk River License Application. As a result, on August 14, 2025, The RPWI Liquidating Trust, a Delaware liquidating trust created pursuant to USNC’s plan of liquidation in bankruptcy, GFPL, the Company and its subsidiary KRONOS MMR Inc. entered into a Purchase Agreement (the “GFPL Purchase Agreement”) pursuant to which KRONOS MMR agreed to purchase all of the equity interests of GFPL and any other assets of GFPL that are specified in the GFPL Purchase Agreement (including the rights to the Chalk River License Application), free and clear of all liens, claims, encumbrances and other interests. The purchase price for GFPL was the Company’s assumption of an approximately CAD $0.65 million liability, which was the amount owed by GFPL to the CNSC for pre-petition bankruptcy claims, plus any other amounts payable to CNSC for the Chalk River License Application which first arise and relate to, or become due and payable in the ordinary course after the closing of such acquisition, plus a $15,000 expense reimbursement allowance. On September 2, 2025, the GFPL Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, and on October 16, 2025, such transaction was closed. The Company currently expects to pay the CAD $0.65 million assumed liability using cash on hand later in 2026.

As a result of the foregoing, neither the Yu Entities nor the Company acquired the Consent Assets, and given subsequent due diligence and consultations with CNSC during 2025 following our acquisition of the USNC Assets, the Company determined that (i) its acquisition of GFPL provides the Company with all of the rights and assets required from USNC to progress the Chalk River Project, (ii) the Consent Assets subject to the Yu Option Agreement are immaterial and need not be acquired. Accordingly, on March 5, 2026, the Yu Option Agreement was terminated. Moreover, given that the Canadian Consents were not achieved on a timely basis, in mid-December 2025, the Company made a written request for the return of the $250,000 escrow amount and abandoned its right to acquire the Consent Assets. As of the date of this Report, the $250,000 escrow funds have been returned to the Company.

In late October 2025, the Company rebranded GFPL to the name True North Nuclear.

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

11. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2026 through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2025 has been derived from our audited consolidated financial statements. Data as of and for the three and six months ended March 31, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing in this Report.

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

Overview

We are a nuclear energy and technology company developing smaller, simpler, and safer advanced clean energy solutions, utilizing proprietary reactor designs, intellectual property and research methods to build the sustainable energy solutions of the future. Led by a world class scientific and management team, our business plan involves comprehensive engagement across every sector of the nuclear power and energy industry, traversing the path from sourcing raw materials through to developing cutting edge advanced nuclear microreactors. Our dedication extends further, encompassing ambitions within the commercial nuclear fuel transportation sector, of the nuclear energy fuel supply chain, technology development, and nuclear consulting services.

To date, we have not generated any material revenues. For the three and six months ended March 31, 2026 and the year ended September 30, 2025, our net loss was approximately $9.2 million, $15.7 million and $40.1 million, respectively, and our accumulated deficit was approximately $73.5 million, $73.5 million and $57.5 million, respectively.

We are principally focused on the following four business lines as part of our development strategy:

●

Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, with our current principal allocation of time and capital resources directed toward the development of our KRONOS MMR™ Energy System. This high technology readiness level (or TRL), high-temperature gas-cooled reactor (or HTGR), Tristructural-Isotropic (or TRISO) fueled is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. Our company, in collaboration with the University of Illinois at Urbana-Champaign (“UIUC”), will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. On April 2, 2026, we issued a press release announcing the formal submission of the Construction Permit Application by The Grainger College of Engineering at the UIUC, our partner for the KRONOS MMR™ deployment, to the NRC. Our KRONOS MMR™ reactor at UIUC is being developed as a research microreactor intended primarily for demonstration, testing, and research purposes. We also intend, subject to applicable approvals and arrangements, to supply power generated by the KRONOS MMR™ reactor to the UIUC grid. The reactor is expected to be a full-scale system – analogous to the commercial KRONOS MMR™ reactor we intend to sell and deploy after receiving an operating license. The UIUC project will also serve as the reactor which the NRC will be evaluating as part of its licensing process for the entire system under the Part 50 licensing rules and regulations. Subject to the NRC review timeline, completion of required safety and environmental reviews, construction activities, and successful commissioning, we expect the KRONOS MMR™ to achieve initial operation or research availability around 2030. The KRONOS MMR™ reactor is currently under development and is subject to applicable licensing processes required for its potential commercialization as a power-producing product. Until the reactor is fully developed and required approvals are obtained, our development activities are focused on technology demonstration, fuel qualification, and design validation.

Our portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment, and particularly utilized for space applications, which is also a HTGR utilizing TRISO fuel, and ZEUS™ reactor, a portable modular solid core battery reactor ideal for military applications. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch these products in the 2030s, and we are aiming to commercially launch the KRONOS MMR™ Energy System first in the early 2030s as we are currently dedicating a substantial majority of time and resources to such project. There can be no assurance that we will attain our construction, licensing and commercialization goals for our microreactors as currently anticipated.

●	Fuel Supply Chain Business. Through our subsidiary, HALEU Energy Fuel Inc., and in coordination with the DOE, we are also seeking to develop a domestic LEU and HALEU fuel supply chain to supply fuel not only for our own reactors, but also to the broader advanced nuclear reactor industry. In December 2024, we announced that LIST, our related party through common ownership and management (see Note 9), and our Company were selected by the DOE to participate as one of six contract awardees in the DOE’s LEU Acquisition Program. Under the contract awarded to LIST, LIST was selected as the prime contractor, with our Company as the key subcontractor bringing our technical and regulatory expertise in advanced nuclear solutions to the collaboration (see Note 9 for further information). We are also evaluating ways to participate in other key aspects of the nuclear fuel supply chain in areas such as conversion through commercial agreements or acquisitions to achieve our goal of vertical integration across key aspects of the nuclear fuel cycle. Based on our active engagement regarding potential acquisitions or partnerships, we anticipate launching our fuel supply chain business in the second half of 2026, which is dependent on our success in consummating such transactions. As of the date of this Report, we have not yet entered into any definitive agreement for commercially launching our fuel supply chain business. There can be no assurance that we will proceed with the launch as currently anticipated.

●	Fuel Transportation Business. Through our subsidiary, Advanced Fuel Transportation Inc., we are developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel, which we expect to integrate into our fuel transportation business. Our fuel transportation business will build on existing work completed at the INL, ORNL and PNNL, the world’s premier U.S.-backed nuclear research facilities. Commercial launch of this business has been dependent on our progress in acquiring assets and businesses within the nuclear transport industry to provide our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation. We are actively evaluating the potential acquisition of an existing, revenue-generating business focused on the transportation of nuclear fuel and nuclear waste that could provide internal and external capabilities to support future nuclear fuel logistics requirements for our company and third parties. There can be no assurance that we will proceed with any such acquisition as currently anticipated.

●	Nuclear Consultation and Technical Services. We also see an opportunity to provide nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry in the future, primarily by acquiring businesses whose technical expertise will provide internal capabilities necessary to support us in developing and deploying its reactors or advancing its fuel supply chain business. Regulatory approval is not required to provide such services. As of the date of this Report, we have not yet formally launched our nuclear consultation business, although we generated a small amount of revenue from providing such services during our 2025 fiscal year. The timing and formal launch of this business, should we elect to proceed, will depend on our ability to identify and complete its evaluation of potential acquisition targets and to consummate one or more such acquisitions, as well as the satisfaction of applicable conditions.

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

Overview of Operational Plan and Estimated Timelines for Corporate Achievements

We continue to benefit from a global nuclear energy renaissance driven by several long term, sustainable growth trends and significant regulatory tailwinds. These include growth in AI data centers, industrial reshoring, and broader electrification, all driving a significant need for clean and reliable power, energy sustainability and independence, and climate mandates requiring reliable zero-emissions energy. All of this comes at a time of unprecedented bipartisan legislative and policy support in the U.S. for nuclear energy. Equally important, there is growing recognition that advanced reactors like the ones we are developing will be critical to future clean energy infrastructure.

For our fiscal year 2026 (the period from October 1, 2025 to September 30, 2026), we will continue to progress the development of our advanced reactors (notably the KRONOS MMR reactor prototypes in the U.S. and Canada) and our vertically integrated business plan, with estimated cash expenditures to be approximately $65 million. This allocation comprises approximately $43 million dedicated to the research, development, quality assurance, licensing, and physical test work of our microreactors and other technologies. A further amount of approximately $12 million will be allocated to activities related to our nuclear fuel supply chain business, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $10 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We assess our cash expenditure estimates each quarter during the fiscal year, and there are no material changes to the estimated expenditures for the 2026 fiscal year as of the date of this Report. However, we may utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets. As such, and for a variety of other factors, our estimated cash expenditures may differ substantially from the above estimates and if we find it desirable or necessary to utilize cash resources faster than we currently plan. Our projected expenditures are expected to be partially offset by interest income generated from our significant cash and cash equivalent balances.

We have made material progress advancing the KRONOS MMR™ since acquiring the asset in January of 2025. On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with The Board of Trustees of the University of Illinois (referred to for these purposes as “U of I”) that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with UIUC for the KRONOS MMR™ project. Under the Sponsored Research Agreement and its amendments (the “UIUC Agreement”), our company, in collaboration with U of I, will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. The UIUC Agreement as entered into with U of I is effective January 1, 2022, and will terminate on February 28, 2027, unless terminated earlier under certain stipulations. In December of 2025, we signed a Memorandum of Understanding (MOU) with the U. of I. on behalf of UIUC to collaborate on the development, construction, and operation of its KRONOS MMR™ on campus as an advanced research reactor. While the aforementioned definitive sponsored research agreement between NANO Nuclear and U. of I. provided for U. of I.’s support in design and regulatory licensing of the prototype KRONOS MMR™, the December 2025 MOU set forth the next steps for the design, construction, ownership and ultimate operation of a KRONOS MMR™ on the UIUC campus.

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

On April 2, 2026, we announced that a Construction Permit Application (CPA) had been formally submitted by The Grainger College of Engineering at the U. of I., our partner for the KRONOS MMR™ deployment, to the NRC. With this submission, we become the first commercially-ready microreactor developer and the third commercially-ready Generation IV advanced reactor developer to submit a CPA, placing us among a small group of advanced nuclear companies progressing toward commercial deployment. The CPA submission represented a significant milestone for the KRONOS MMR™ in its progression from engineering design to potential construction on the campus of the U of I, through the reactor licensing process, and ultimately toward commercial deployment. Our regulatory activities prior to the submission were conducted within the NRC’s pre-application framework, which had included multiple technical submittals, meetings, and NRC staff feedback towards our technical submittals documented on the NRC’s public pre-application docket for UIUC. In order to make the CPA submission, the Company had to complete NRC pre-application engagement and technical interactions, completion of site characterization activities and development of site-specific inputs (including collecting and preparing location-specific technical, environmental, and engineering information to support regulatory filings and design work for a particular site), preparation of the environmental report required to support a construction permit application, preparation of preliminary safety analyses and application documentation, and initiation and ongoing execution of the NRC-approved fuel qualification program in accordance with its approved scope and phased development plan. With respect to site-specific work, we engaged AECOM, a multi-disciplinary engineering firm, in June 2025 to support site characterization, engineering, environmental analysis, and regulatory planning activities associated with the proposed reactor site at UIUC.

While the environmental report and safety analysis must be submitted with the application, the NRC’s detailed safety and environmental reviews occur after the application is docketed and may involve requests for additional information, audits, hearings, and public participation as part of the NRC’s review process. We will also continue fuel qualification activities during NRC review and in later licensing stages.

Following submission, the NRC will conduct an acceptance review to determine whether the application is sufficiently complete to docket. NRC guidance indicates that this acceptability determination is generally expected to occur within approximately 60 days; however, timing may vary. We currently expect to receive the CPA approval in ~12 months following the application being docketed, or sometime in mid-2027, subject to the NRC’s review process. We estimate this will be the first construction permit for a commercially-ready microreactor issued in the United States. The permit application will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

After docketing, the duration of the NRC’s safety and environmental reviews is not fixed. There can be no assurance as to the timing of completion of such reviews. The duration of the NRC’s review process may vary materially based on numerous factors, including, among other things, the completeness and quality of the application at submission, the number and complexity of NRC requests for additional information, the extent to which the application relies on previously reviewed topical reports, NRC staffing and resource availability, the scope and outcome of any required hearings, and the type and complexity of the environmental review, including whether an environmental impact statement is required. Accordingly, the timing of NRC review and any resulting licensing decisions is inherently uncertain and largely outside the Company’s control and any delays in the review process could materially and adversely affect the Company’s business, financial condition, and results of operations.

To support the building of our first prototype reactor at the U of I and further development of our KRONOS MMR™ reactor, on July 30, 2025, we announced our acquisition of a 2.75-acre land and building package in Oak Brook, Illinois to serve as a regional demonstration and office facility. This facility is intended to support engineering, component manufacturing and assembly, prototype fabrication, non-nuclear testing, research and development activities, and administrative functions. We have undertaken significant work on retrofitting this facility to meet our anticipated needs, although the timing, scale, and configuration of our Oak Brook facility will depend and may change based on multiple factors, including permitting, availability of skilled labor, supply chain readiness, financing, and alignment with our regulatory and commercialization milestones. We will continue activities for our Oak Brook facility in the coming years in a manner aligned with the advancement of our reactor programs or other needs. Initial facility capabilities will focus on research, development, and prototype support, with manufacturing capabilities expanded over time as regulatory approvals are obtained and commercial demand materializes.

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

On April 9, 2026, we announced that we have been awarded a Gateway for Accelerated Innovations in Nuclear (GAIN) Voucher, NE-26-38854, by DOE relating to our KRONOS MMR™ Energy System titled, “Uncertainty Quantification and Sensitivity Analysis Support for NANO Nuclear Reactor Design Using ORNL’s Tools – SCALE/TSUNAMI.” In collaboration with the ORNL, we will apply the SCALE/TSUNAMI code suite to quantify the impact of nuclear data, modeling assumptions, and operational parameters on key reactor physics metrics, including reactivity, power distribution, and temperature coefficients. ORNL’s analytical tools and expertise, which are recognized by the NRC, will enable development of a validated UQ framework tailored to the KRONOS MMR™ design.

Significant capital will be needed to support our facility construction, licensing, fuel qualification testing, regulatory compliance, prototype construction, and workforce expansion for the development of our microreactors. We estimate that the capital costs needed to construct prototype KRONOS MMR™ reactors at the UIUC and Canada over the next several years could be around $300 million to $350 million per reactor. This range reflects inherent uncertainty in building a first-of-a-kind (FOAK) reactor due to several factors that can result in a material increase to these estimates, including site specific factors, the timing and scope of project development and regulatory licensing and supply chain considerations. At the same time, we are evaluating several potential non-dilutive funding sources, including government incentives and strategic funding support to reduce the cost of these FOAK reactors. Subsequent reactors’ capital costs are expected to decline substantially due to supply chain scaling for mass production of components, factory fabrication, modular assembly, and multiple deployments.

In Canada, following our acquisition of GFPL and the Chalk River Licensing Application, followed by GFPL’s recent rebranding to True North Nuclear (see Note 10 to the accompanying unaudited consolidated financial statements for background information), we are working to finalize a formal agreement with a partner for a potential Chalk River Project. Upon finalization of an agreement for the project, the timing of which is uncertain, we aim to initiate formal licensing activities with the CNSC through a submission of a License to Prepare Site (LTPS) application with the CNSC.

With respect to the LOKI MMR™ system, we are still in the process of assessing and developing demonstration, licensing and commercial launch timelines for this reactor, while also assessing potential strategic partners that could help accelerate development and commercialization.

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

Factors, Risks and Trends Affecting Our Business and Results of Operations

Our Ability to Develop Our Microreactors

Our results of operations and our long-term prospects are significantly influenced by factors and trends related to the development, commercialization, and regulatory advancement of our microreactors. KRONOS™ MMR reactor is our lead reactor program and is being designed as a high-temperature microreactor intended for deployment for AI data centers, industrial environments, defense applications, and other off-grid settings requiring resilient, emissions-free power. The following factors and trends have impacted, and we expect will continue to impact, our KRONOS development program and our operating results.

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

The LOKI MMR™ reactor originated as a compact, transportable nuclear microreactor design. The reactor is designed for versatility across terrestrial, marine, and space applications. It is engineered to deliver on the order of 0.5 MWe to around 3 MWe of power, making it suitable for remote deployments, off-grid energy needs, critical infrastructure support, and other distributed energy use-cases where traditional grid power is unavailable or unreliable. Its transportability via road, rail, sea, or air enables rapid deployment and modular scalability, especially when multiple units are networked for larger power requirements. The LOKI MMR™ supports diverse applications ranging from remote industrial operations to space exploration architectures. The design is positioned to support long-duration extra-terrestrial applications, including power for lunar or orbital infrastructure and potential deep-space missions.

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

Development of Fuel Supply Chain Business

Our strategy is to develop key steps of the fuel for our own reactors and also to position our company to supply key steps of the fuel to the wider nuclear industry and other reactor manufacturers, addressing anticipated significant shortfalls in fuel supply. Through our investment and collaboration with LIST, which we believe is the only U.S.-origin and patented laser uranium enrichment company, our goal is to progress towards being what we believe will be the most vertically integrated microreactor business in the country. This would give our business a significant competitive advantage for both our own reactor development and establishing multiple sources of future revenue to de-risk our company.

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

We also plan to establish a transportation business focused on the movement of both LEU and HALEU. Currently we are developing a regulatorily licensed, high-capacity HALEU transportation system, capable of moving commercial quantities of HALEU fuel around North America and beyond. We are also actively exploring the potential acquisition of an existing nuclear fuel transportation business as a means of launching this business line.

We are seeking to establish the first transportation company able to supply emerging SMR and microreactor companies with the fuel they require at their manufacturing facilities to construct their reactors. We also expect to service the national nuclear laboratories and DOE programs which require HALEU by providing the fuel for their programs. Mobile reactors requiring HALEU for remote military bases are also anticipated, with potential military contacts. In 2026, our fuel transportation business will build on the work already completed by INL and ORNL to create a high-capacity HALEU transportation package. In September 2024, we signed an agreement with GNS to undertake a wide-ranging project to produce an optimized HALEU transportation system solution based on our exclusively licensed fuel transportation basket design. The GNS agreement encompasses a study for the transport of multiple HALEU nuclear fuel types, including uranium oxide, TRISO particles, uranium-zirconium hydride, uranium mononitride, and salt fuel for molten salt reactors, thus optimizing the quantity of material that can be transported and developing a conceptual package design that will accommodate the new basket design. We are receiving support from two former executives of the largest shipping company in the world who are assisting us in developing a North American transportation company using our licensed or developed technology to deliver (subject to applicable government licensing and certification) nuclear fuel for a wide customer base, including SMR and microreactor companies, national laboratories, military, and DOE programs.

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors (most notably our KRONOS MMR™) globally upon licensing approval. Our KRONOS MMR™ reactor system has already undergone important pre-licensing activities, including the submission of a Regulatory Engagement Plan, several White Papers and Topical Reports, and NRC approval for Fuel Qualification Methodology for the advanced fuel design to be used in our KRONOS micro modular reactor energy system. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC (and, as applicable, Canadian and other regulators) and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC and other applicable authorities to permit the commercial deployment of microreactors. On April 2, 2026, we issued a press release announcing the formal submission of the Construction Permit Application by The Grainger College of Engineering at the UIUC, our partner for the KRONOS MMR™ deployment, to the NRC.

As it relates to any potential fuel cycle facilities, the NRC inspects the site construction of new fuel cycle facilities and only approves the facility’s capability to possess nuclear material after ensuring that the facility’s safety controls are robust and able to safely handle these materials. Fuel cycle facilities must comply with the regulatory requirements established by the NRC. The facility will need to acquire an NRC license containing site-specific requirements that the facility is required to comply with. Each license is unique and is specific to the nuclear material and hazards present at the fuel cycle facility. To obtain a license will involve significant communication and interaction between the NRC and our company. NRC safety oversight includes three important components: NRC inspection, the routine assessment of each licensee’s performance, and enforcement in the case that the regulatory requirements are not met. We will also develop an environmental report to support any fuel cycle facility application and will work with the NRC through the process established under the National Environmental Policy Act of 1970, which will begin when a federal agency develops a proposal to take a major federal action.

EGC and Smaller Reporting Company Status

As of March 31, 2026, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. However, as of such date, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to our public float exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced reporting and disclosure requirements applicable to emerging growth companies, we are no longer entitled to the reduced disclosure requirements available to smaller reporting companies. Notwithstanding the foregoing, we continue to qualify as a non-accelerated filer under the Exchange Act until September 30, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

Revenue

We have not generated any material revenue from our inception through March 31, 2026.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses decreased by $1,053,116 or 16%, to $5,659,427 for the three months ended March 31, 2026, compared to $6,712,543 for the comparative period ended March 31, 2025. This overall decrease was entirely driven by a reduction in research and development-related equity-based compensation. During the three months ended March 31, 2026 and 2025, $646,762 and $4,700,077, respectively, of our total research and development expenses corresponded to equity-based compensation. Excluding this non-cash equity-based compensation, our core research and development expenses, which primarily reflect internal and external personnel costs corresponding to the design and analysis of our microreactors, actually increased by approximately $3.0 million, reflecting our continued operational investment in microreactor development during the period.

General and Administrative Expense

Our general and administrative expenses consist of compensation costs for personnel in executive, finance, accounting, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting services, advertising costs, and insurance costs.

General and administrative expenses decreased by $7,107,866, or 45%, to $8,589,312 for the three months ended March 31, 2026, compared to $15,697,178 for the comparative period ended March 31, 2025. This overall decrease was entirely driven by a significant reduction in equity-based compensation. During the three months ended March 31, 2026, general and administrative expenses primarily consisted of $5.2 million in total personnel costs, of which $2.0 million corresponded to equity-based compensation and $1.9 million in professional fees for legal and audit costs. In contrast, during the three months ended March 31, 2025, expenses primarily consisted of $12.6 million in total personnel costs, of which $11.8 million corresponded to equity-based compensation and $1.7 million in professional fees. Excluding the impact of non-cash equity-based compensation, our core general and administrative expenses increased during the current period, primarily due to the aforementioned rise in professional fees and additional office and staff costs required to support our research and development activities.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common stock.

The revaluation of contingent consideration resulted in an expense recovery of $176,500 for the three months ended March 31, 2026, compared to an expense of $78,250 for the comparative period ended March 31, 2025, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended March 31, 2026 and 2025, we earned interest income of $4,632,690 and $1,158,252, respectively, on our cash and cash equivalents held at a financial institution. In addition, during the three months ended March 31, 2026 and 2025, we earned $21,000 and $21,000, respectively, from a lease agreement from a related party.

Comparison of the Six Months Ended March 31, 2026 and the Six Months Ended March 31, 2025

Revenue

We have not generated any material revenue  from our inception through March 31, 2026.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $3,442,372, or 45%, to $11,059,838 for the six months ended March 31, 2026, compared to $7,617,466 for the comparative period ended March 31, 2025. This increase was primarily driven by a significant ramp-up in core research and development activities related to our microreactors during both the first and second quarters of the current fiscal year. These core expenses primarily reflect internal and external personnel costs corresponding to the design and analysis of our microreactors. The overall increase in total research and development expenses was partially offset by a reduction in research and development-related equity-based compensation. During the six months ended March 31, 2026 and 2025, $1,216,271 and $4,700,077, respectively, of our research and development expenses corresponded to equity-based compensation.

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

General and administrative expenses decreased by $2,715,834, or 15%, to $15,475,915 for the six months ended March 31, 2026, compared to $18,191,748 for the comparative period ended March 31, 2025. This overall decrease was entirely driven by a significant reduction in equity-based compensation. During the six months ended March 31, 2026, general and administrative expenses primarily consisted of $9.5 million in total personnel costs, of which $3.5 million corresponded to equity-based compensation and $3.8 million in professional fees for legal and audit costs. In contrast, during the six months ended March 31, 2025, expenses primarily consisted of $13.4 million in total personnel costs, of which $11.8 million corresponded to equity-based compensation and $2.5 million in professional fees. Excluding the impact of non-cash equity-based compensation, our core general and administrative expenses increased significantly during the current six-month period. This increase was primarily due to the aforementioned rise in professional fees and additional office and staff costs required to support our expanding research and development activities.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration was $904,000 for the six months ended March 31, 2026, compared to $602,500 for the comparative period ended March 31, 2025, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the six months ended March 31, 2026 and 2025, the company earned interest income of $9,553,397 and $1,947,631, respectively, on its cash held at financial institutions. During the six months ended March 31, 2026 and 2025, the Company earned $42,000 and $42,000, respectively, from a lease agreement with LIST, a related party. Also, during six months ended March 31, 2026, the Company earned $71,850 from consulting services.

Liquidity and Capital Resources

We have been able to utilize our status as a public company to raise significant capital since our May 2024 initial public offering. As such, we believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. We have coupled our fundraising with what we believe is a prudent deployment of capital as we move our business forward. Although we experienced operating cash outflows of $9.3 million and $5.6 million for the six months ended March 31, 2026, and 2025, respectively, we maintain a robust liquidity profile. As of March 31, 2026, we held $568.7 million in total liquidity, consisting of $197.7 million in cash and cash equivalents and $371 million in short-term U.S. Treasury securities. This represents a significant increase from September 30, 2025, when we held $203.3 million in cash and cash equivalents and no short-term investments. Additionally, our working capital increased to $565.7 million as of March 31, 2026, compared to $200.8 million at our prior fiscal year-end. On March 13, 2026, our 2025 Shelf Registration Statement was declared effective by the SEC, which registers the offer and sale of securities with an aggregate offering price of up to $900 million. Of this amount, up to $400 million may be offered pursuant to an “at-the-market” offering program, which we may utilize from time to time in the future if needed and subject to market conditions (See Note 5 to the accompanying unaudited consolidated financial statements for background information).

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

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $73 million and negative operating cash flow during the six months ended March 31, 2026 and 2025. Management expects that operating losses and negative cash flows may increase from the 2025 and 2026 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete the design, construction, demonstration, regulatory licensing and ultimately commercialization of our reactors in development and other technologies and contemplated services.

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

Summary Statement of Cash Flows for the Six Months Ended March 31, 2026, and the Six Months Ended March 31, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Six Months Ended March 31, 2026	For the Six Months Ended March 31, 2025
Net cash used in operating activities	$(9,254,201)	$(5,620,979)
Net cash used in investing activities	(380,500,548)	(12,700,891)
Net cash provided by financing activities	384,182,368	108,365,064
Net (decrease) increase in cash	$(5,572,381)	$90,043,194

Cash Flows used in Operating Activities

Net cash used by operating activities for the six months ended March 31, 2026 was $9,254,201, which consisted of our net loss of $15,696,445, net of non-cash items of $4,203,320, and net of changes in working capital accounts of $2,238,924.

Net cash used in operating activities for the six months ended March 31, 2025 was $5,620,979, which consisted of our net loss of $24,422,083, net of non-cash items of $17,251,684, and net of changes in working capital accounts of $1,549,420.

Our cash used in operating activities increased by $3,633,222 during the six months ended March 31, 2026, due to an increase in net loss and changes in working capital accounts. The increase in cash used in operating activities during the six months ended March 31, 2026, when compared to the six months ended March 31, 2025, was primarily due to increased research and development activities, additional regulatory and staff costs to support our research and development activities, and additional office and professional fees during the six months ended March 31, 2026 compared to the six months ended March 31, 2025.

Cash Flows used in Investing Activities

Net cash used by investing activities for the six months ended March 31, 2026 was $380,500,548, representing $370,690,337 related to short-term investments, $5,620,823 paid for the acquisition of land and building for office space in New York, $3,139,388 payments related to construction in progress of property acquired in Oak Brook Illinois, and $1,050,000 in deposits.

Net cash used in investing activities for the six months ended March 31, 2025 was $12,700,891, which consisted of $9,075,045 of cash paid for the acquisition of the USNC Assets that closed on January 10, 2025 and consisted of $3,625,846 of cash paid for additions to property, plant and equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2026 was $384,182,368, which consisted of approximately $2.5 million from exercises of warrants, $3.3 million from exercises of stock options, and $400,000,333 in cash received from our October 2025 private placement offering less $21,520,711 of corresponding offering costs, and less $85,500 in deferred financing costs.

Net cash provided by financing activities for the six months ended March 31, 2025 was $108,365,064, which consisted of approximately $14.4 million from exercises of warrants, $1.6 million from exercises of stock options, and net proceeds of approximately $92.3 million from the Company’s registered follow-on offering in October 2024, and its November 2024 private placement offering.

Commitments

As of March 31, 2026 and September 30, 2025, we had two long-term operating leases corresponding to (1) our corporate headquarters located at 10 Times Square, 30th Floor, New York, New York and (2) space being used as a technology demonstration facility in Westchester County, New York. Our corporate headquarters cover approximately 7,800 square feet. We lease this space for $33,605 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on July 31, 2031. Our demonstration facility covers approximately 6,800 square feet in Westchester County, New York. We lease this space for $17,000 per month whereby the monthly lease rent will increase by 2.5% on an annual basis. The lease has a term ending on December 31, 2030.

Off-Balance Sheet Arrangements

As of March 31, 2026 and September 30, 2025, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to our financial investments. We may have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations. At March 31, 2026, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented. In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 9, 2024, a putative securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of New York, captioned Yvette Yang v. Nano Nuclear Energy Inc., et al., No. 1:24-cv-06057 (S.D.N.Y.). As previously reported, on January 8, 2026, the court issued an order granting defendants’ motion to dismiss, and on February 12, 2026, the court entered judgment in favor of defendants. Plaintiff has filed a notice of appeal to the United States Court of Appeals for the Second Circuit, and plaintiff’s opening brief on appeal is due on May 28, 2026. We dispute the allegations in the amended complaint and will continue to defend the case vigorously.

In addition, on August 23, 2024, a putative shareholder derivative lawsuit was filed purportedly on behalf of our company, as nominal defendant, against certain of our directors and officers in the Eighth Judicial District Court of Clark County, Nevada, captioned William Latza, Derivatively on Behalf of Nano Nuclear, Inc. v. James Walker, et al., No. A-24-900423-C. As previously reported, on October 30, 2025, the court entered a formal order and statement of decision granting separate motions to dismiss filed by us and our directors and officers. On February 10, 2026, plaintiff and defendants filed a stipulation to dismiss the case with prejudice, with each side bearing its own costs and fees, and the court entered an order dismissing the case with prejudice.

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

On January 16, 2026, we received a subpoena for documents from the Securities and Exchange Commission (“SEC”) relating to two service providers. This subpoena, which is part of an investigation by the SEC, follows an initial request for information by the SEC to us in April 2025. We completed an initial voluntary production of documents in August 2025. We are communicating and cooperating fully with the SEC and at this juncture, we cannot predict the outcome of the investigation.

Our business operations may be adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our business operations could be adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our business, financial conditions and results of operations.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our business, financial conditions and results of operations may be adversely affected. In addition, our ability to raise equity or debt financing may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities.

Ongoing and potential military conflicts, including those in Ukraine and tensions involving the United States, Israel, Iran, and other countries in the Middle East and Southwest Asia, as well as other regions, may contribute to heightened geopolitical uncertainty. Such developments have led, and may continue to lead, to increased volatility in global financial markets, including fluctuations in the volume and price of publicly traded securities. Geopolitical events are inherently unpredictable and may result in sharp market reactions, including declines in asset prices and reduced investor confidence.

Furthermore, geopolitical tensions may lead to the imposition of sanctions, export controls, trade restrictions, or other governmental actions that could limit our ability to conduct business with certain counterparties or in certain jurisdictions. Such developments may also affect our access to capital markets or increase our cost of capital.

Any of the foregoing factors, individually or in the aggregate, could adversely affect our business, results of operations, financial condition, and the market price and liquidity of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report.

Purchases of Equity Securities by the Company and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation of the Company	S-1	333-278076	3.1	March 19, 2024
3.2	Certificate of Amendment to Articles of Incorporation of the Company	S-1	333-278076	3.2	March 19, 2024
3.3	Amended and Restated Bylaws of the Company	S-1	333-278076	3.3	March 19, 2024
4.1	Underwriter’s Warrant, dated May 10, 2024	8-K	001-42044	4.1	May 13, 2024
4.2	Warrant Agent Agreement, dated July 11, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.2	July 15, 2024
4.3	Underwriter’s Warrant, dated July 15, 2024	8-K	001-42044	4.3	July 15, 2024
4.4	Underwriter’s Warrant, dated October 25, 2024	8-K	001-42044	4.2	October 25, 2024
4.5	2024 B Warrant Agent Agreement, dated October 23, 2024, by and between the Company and VStock Transfer, LLC	8-K	001-42044	4.1	October 25, 2024
4.6	Form of Common Stock Purchase Warrant, dated November 27, 2024, between the Company and the Investors	8-K	001-42044	4.1	November 27, 2024
10.1	2023 Stock Option Plan #1	S-1	333-278076	10.8	March 19, 2024
10.2	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #1	S-1	333-278076	10.9	March 19, 2024
10.3	2023 Stock Option Plan #2	S-1	333-278076	10.10	March 19, 2024
10.4	Form of 2023 Stock Option Agreement under 2023 Stock Option Plan #2	S-1	333-278076	10.11	March 19, 2024
10.5	2025 Equity Incentive Plan	Schedule 14A	001-42044	Annex A	February 28, 2025
10.6	Form of Securities Purchase Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.1	May 29, 2025
10.7	Form of Registration Rights Agreement, dated May 26, 2025, by and between the Company and the Investors	8-K	001-42044	10.2	May 29, 2025
10.8	Placement Agency Agreement, dated May 26, 2025, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-42044	10.3	May 29, 2025
10.9	Form of Securities Purchase Agreement, dated October 7, 2025, by and between the Registrant and the Investors	8-K	001-42044	10.1	October 10, 2025
10.10	Placement Agency Agreement, dated October 7, 2025, by and between the Company and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	001-42044	10.2	October 10, 2025
10.11	Employment Agreement, dated January 31, 2026, between the Company and James Walker	8-K	001-42044	10.1	February 5, 2026
10.12	Employment Agreement, dated January 31, 2026, between the Company and Jaisun Garcha	8-K	001-42044	10.2	February 5, 2026
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: May 14, 2026	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

