Form 10-Q
period 2026-06-30
Nano Nuclear Energy Inc.
filed 2026-08-12
CIK 1923891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 53,698,146 shares of the Company’s common stock issued and outstanding.

NANO NUCLEAR ENERGY INC.

Form 10-Q

For the Quarter Ended June 30, 2026

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

These forward-looking statements present our estimates and assumptions only as of the date of this Report and are subject to several known and unknown risks, uncertainties, and assumptions. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those challenges summarized below :

●	Our ability to design, develop, manufacture, demonstrate, obtain regulatory approval for and ultimately sell our proposed advanced nuclear microreactors or the power from our reactors, as well as other products, technologies or services we are developing, on the timelines we currently anticipate, if at all.

●	Our ability to source or internally develop the necessary nuclear fuel and material supply chain to power our nuclear microreactors.

●	Our ability to acquire, develop, grow and derive meaning full revenues from nuclear transportation capabilities to move our reactors, their fuel, and other special materials critical to the commercial deployment of our reactor systems, including with respect to our May 2026 acquisition of Secured Transportation Services LLC.

●	Our ability to build internally, and to externally provide, nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry, both domestically and internationally.

●	Our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business.

●	Our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all.

●	The ability of key third party collaborators including, without limitation, The University of Illinois Urbana-Champaign, to perform their obligations to us and meet goals and timelines as expected.

●	Assumptions relating to the size of the market for our nuclear reactors or other products, technologies or services we are developing.

●	Our ability to navigate the complex and time-consuming nuclear regulatory regimes in the jurisdictions we operate, including unanticipated regulations or regulatory failures that could add barriers, time and cost to our business plans.

●	Our estimates of future expenses, capital requirements, revenue potential and our needs for, or ability to obtain, additional financing.

●	Our status as an early revenue stage company in a rapidly evolving, complex and highly competitive industry with a business model that is still being developed and is largely untested.

●	Our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully.

●	Our ability to obtain and maintain intellectual property protection for our products.

●	The other forward-looking statements regarding our company and its prospects included or incorporated by reference in this Report including, without limitation, those under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as such factors may be updated from time to time in our other filings with the SEC.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$298,471,607	$203,265,052
Short-term investments	281,519,503	-
Accounts receivable, net	291,451	250,000
Prepaid and other current assets	3,359,164	902,861
Deposits, current	1,050,000	250,000
Marketable securities, at fair value	597,740	-
Total current assets	585,289,465	204,667,913
Deferred offering costs	-	300,000
Deposits, non-current	274,001	269,235
Property, plant and equipment, net	18,975,301	9,783,777
Right-of-use assets	2,628,681	2,560,896
Long-term investments, related party	2,000,000	2,000,000
Goodwill	4,240,900	-
Intangible assets	5,546,149	-
In-process research and development	9,075,045	9,075,045
Total assets	$628,029,542	$228,656,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,714,743	$1,314,596
Lease liabilities, current	636,871	534,128
Deferred acquisition consideration, current	933,571	-
Contingent consideration	1,107,000	1,978,000
Total current liabilities	7,392,185	3,826,724
Lease liabilities, non-current	2,200,937	2,261,414
Deferred acquisition consideration, non-current	2,405,905	-
Total liabilities	11,999,027	6,088,138

Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 authorized as of June 30, 2026 and September 30, 2025; none issued and outstanding as of June 30, 2026 and September 30, 2025	-	-
Common stock, $0.0001 par value; 275,000,000 authorized as of June 30, 2026 and September 30, 2025; 53,698,146 and 41,738,358 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	5,370	4,173
Additional paid-in capital	699,321,039	280,065,412
Accumulated deficit	(83,301,437)	(57,500,857)
Accumulated other comprehensive income	5,543	-
Total stockholders’ equity	616,030,515	222,568,728
Total liabilities and stockholders’ equity	$628,029,542	$228,656,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$214,042	$-	$214,042	$-
Cost of revenue	(151,831)	-	(151,831)	-
Gross margin	62,211	-	62,211	-

General and administrative	11,860,371	5,324,260	27,336,285	23,516,008
Research and development	3,994,448	3,666,513	15,054,286	11,283,979
Change in fair value of contingent consideration	33,000	401,500	(871,000)	1,004,000
Loss from operations	(15,825,608)	(9,392,273)	(41,457,360)	(35,803,987)

Other income	5,373,727	1,797,690	15,336,389	3,787,321
Accretion of deferred consideration	(27,349)	-	(27,349)	-
Unrealized gain on marketable securities	375,095	-	195,225	-
Gain on settlement of accounts receivable	-	-	152,515	-
Net loss	$(10,104,135)	$(7,594,583)	$(25,800,580)	$(32,016,666)

Other comprehensive income (loss):
Cumulative translation adjustment	10,333	-	5,543	-
Comprehensive loss	$(10,093,802)	$(7,594,583)	$(25,795,037)	$(32,016,666)

Net loss per share of common stock:
Basic	$(0.19)	$(0.19)	$(0.50)	$(0.87)
Diluted	$(0.19)	$(0.19)	$(0.50)	$(0.87)

Weighted-average shares of common stock outstanding:
Basic	52,345,865	38,985,143	51,260,663	36,663,325
Diluted	52,345,865	38,985,143	51,260,663	36,663,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2026

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of March 31, 2026	52,083,294	$5,208	$669,086,072	$(73,197,302)	$(4,790)	$595,889,188
Common stock issuances	1,000,000	100	26,749,900	-	-	26,750,000
Offering Costs	-	-	(1,154,250)			(1,154,250)
STS Acquisition	38,580	4	1,031,266	-	-	1,031,270
Exercise of stock options	445,000	45	1,334,955	-	-	1,335,000
Equity-based compensation	131,272	13	2,273,096	-		2,273,109
Net loss	-	-	-	(10,104,135)	-	(10,104,135)
Accumulated other comprehensive income	-	-	-	-	10,333	10,333
Balance as of June 30, 2026	53,698,146	$5,370	$699,321,039	$(83,301,437)	$5,543	$616,030,515

For the Nine Months Ended June 30, 2026

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of September 30, 2025	41,738,358	$4,173	$280,065,412	$(57,500,857)	-	$222,568,728
Common stock issuances	9,490,767	950	426,749,083	-	-	426,750,033
Offering costs	-	-	(22,674,963)	-	-	(22,674,963)
STS Acquisition	38,580	4	1,031,266	-	-	1,031,270
Exercise of warrants	141,669	14	2,473,534	-	-	2,473,548
Exercise of stock options	2,140,000	216	4,649,784	-	-	4,650,000
Equity-based compensation	148,772	13	7,026,923	-	-	7,026,936
Net loss	-	-	-	(25,800,580)	-	(25,800,580)
Other comprehensive income (loss)	-	-	-	-	5,543	5,543
Balance as of June 30, 2026	53,698,146	$5,370	$699,321,039	$(83,301,437)	$5,543	$616,030,515

For the Three Months Ended June 30, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	37,264,931	$3,727	$173,878,627	$(41,855,864)	$132,026,490

Common stock issuances	3,888,889	389	104,999,614	-	105,000,003
Offering costs	-	-	(6,017,700)	-	(6,017,700)
Exercise of warrants	118,503	11	1,269,768	-	1,269,779
Exercise of stock options	266,000	27	647,973	-	648,000
Equity-based compensation	-	-	978,789	-	978,789
Net loss	-	-	-	(7,594,583)	(7,594,583)

Balance as of June 30, 2025	41,538,323	$4,154	$275,757,071	$(49,450,447)	$226,310,778

For the Nine Months Ended June 30, 2025

	Common		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of September 30, 2024	30,715,663	$3,072	$49,038,165	$(17,433,781)	$31,607,456

Common stock issuances	8,824,183	883	206,399,132	-	206,400,015
Offering costs	-	-	(15,076,556)	-	(15,076,556)
Exercise of warrants	1,094,477	108	15,657,079	-	15,657,187
Exercise of stock options	904,000	91	2,284,409	-	2,284,500
Equity-based compensation	-	-	17,454,842	-	17,454,842
Net loss	-	-	-	(32,016,666)	(32,016,666)

Balance as of June 30, 2025	41,538,323	$4,154	$275,757,071	$(49,450,447)	$226,310,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30, 2026	For the Nine Months Ended June 30, 2025

OPERATING ACTIVITIES
Net loss	$(25,800,580)	$(32,016,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	7,026,936	17,454,842
Amortization of right-of-use assets	262,369	214,228
Amortization of intangible assets	53,851	-
Accretion of deferred consideration	27,349	-
Depreciation	721,000	147,853
Changes in fair value of contingent liability	(871,000)	1,004,000
Bank revaluation	16,752	-
Unrealized gain on marketable securities	(195,225)	-
Non-cash interest income on short-term investments	(306,952)	-
Gain on settlement of accounts receivable	(152,515)	-
Change in assets and liabilities:
Prepaid and other current assets	(2,446,736)	(586,137)
Deposits	(4,766)	(384,000)
Accounts receivable	10,467	(250,000)
Accounts payable and accrued liabilities	3,282,453	(164,027)
Due to related parties	-	16,667
Lease liabilities	(287,887)	(150,269)
Net cash used in operating activities	(18,664,484)	(14,713,509)
INVESTING ACTIVITIES
Purchase of short-term investments, net of maturities	(281,212,550)	-
Additions to property, plant and equipment	(9,827,509)	(3,801,474)
Deposits	(800,000)	-
Acquisition of business, net of cash acquired	(5,776,308)	-
In-process research and development	-	(9,075,045)
Net cash used in investing activities	(297,616,367)	(12,876,519)

FINANCING ACTIVITIES
Proceeds from common stock issuances	426,750,033	206,400,015
Offering costs	(22,674,963)	(15,076,556)
Proceeds from exercise of warrants	2,473,548	15,657,187
Proceeds from exercise of stock options	4,650,000	2,284,500
Deferred Financing Costs	300,000	-
Net cash provided by financing activities	411,498,618	209,265,146

Net increase (decrease) in cash and cash equivalents	95,217,767	181,675,118
Cash and cash equivalents, beginning of period	203,265,052	28,507,257
Effect of exchange rate changes on cash	(11,212)	-
Cash and cash equivalents, end of period	$298,471,607	$210,182,375

Non-cash transactions:
Common stock issued as business acquisition consideration	$1,031,270	$-
Deferred business acquisition stock consideration payable	$3,312,127	$-
Right-of-use assets acquired in business acquisition	$330,154	$-
Inception of Right-of-Use Asset / Liability	$-	$1,026,348
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,755,746	$56,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

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

With the goal of vertical integration across key aspects of the nuclear fuel supply chain, the Company is principally focused on the following four business lines as part of its development strategy:

●

Nuclear Reactor Business. The Company is developing the next generation of advanced nuclear microreactors, with its current principal allocation of time and capital resources directed toward the development of the KRONOS MMR™ Energy System. This high technology readiness (“TRL”) level, high-temperature gas-cooled reactor (“HTGR”), Tristructural-Isotropic (“TRISO”) fueled reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. On April 2, 2026, the Company announced the formal submission of the Construction Permit Application (“CPA”) by The Grainger College of Engineering at The University of Illinois at Urbana- Champaign (“UIUC”), the Company’s partner for the KRONOS MMR™ Energy System deployment at the UIUC, to the U.S. Nuclear Regulatory Commission (“NRC”), which was formally accepted for review on May 18, 2026. On June 25, 2026, the Company further announced the continued progress in the NRC’s formal review of the CPA for the deployment of the Company’s KRONOS MMR™ Energy System at the UIUC. The Company also intends, subject to applicable approvals and arrangements, to supply power generated by the KRONOS MMR™ reactor to the UIUC grid. The reactor is expected to be a full-scale system – analogous to the commercial KRONOS MMR™ reactor the Company intends to sell and deploy after receiving an operating license. The UIUC project also serves as the reactor which the NRC will be evaluating as part of its licensing process for the entire system under the Part 50 licensing rules and regulations. Subject to the NRC review timeline, completion of required safety and environmental reviews, construction activities, and successful commissioning, we expect the KRONOS MMR™ to achieve initial operation or research availability around 2030. The KRONOS MMR™ reactor is currently under development and is subject to applicable licensing processes required for its potential commercialization as a power-producing product. Until the reactor is fully developed and required approvals are obtained, our development activities are focused on technology demonstration, fuel qualification, and design validation.

The Company’s current portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment, and particularly utilized for space applications, which is also a HTGR utilizing TRISO fuel, and ZEUS™ reactor, a portable modular solid core battery reactor ideal for military applications. Given that the Company put its corporate emphasis on the KRONOS MMR™ reactor as its lead project, and the fact that all of the Company’s reactor designs, except for the ODIN™ reactor, are within the high-temperature gas-cooled reactor family, in March  2026, the Company signed a definitive asset purchase agreement, as amended in June 2026, with Cambridge Atomworks (2024) Limited, a United Kingdom based advanced reactor developer who is already developing the ODIN™ technology for the Company on an outsourced consulting basis, for the sale of its ODIN™ microreactor design and all associated intellectual property to Cambridge Atomworks (2024) Limited. The closing is expected to occur on or before November 30, 2026. As of the date of this Report, the sale of the ODIN assets remains pending. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch these products in the 2030s, and we are aiming to commercially launch the KRONOS MMR™ Energy System first in the early 2030s as we are currently dedicating a substantial majority of time and resources to such project. There can be no assurance that we will attain our construction, licensing and commercialization goals for our microreactors as currently anticipated.

●	Fuel Supply Chain Business. Through its subsidiary, HALEU Energy Fuel Inc., the Company is also seeking to develop a low-enriched uranium (“LEU”) and high-assay low-enriched uranium (“HALEU”) fuel supply chain to supply fuel not only for its own reactors but also to the broader advanced nuclear reactor industry. In December 2024, the Company announced that LIS Technologies Inc., a related party through common ownership and management (“LIST”) (see Note 12), and the Company, were selected by the DOE to participate as one of six contract awardees in the DOE’s LEU Enrichment Acquisition Program. Under the contract awarded to LIST, LIST was selected as the prime contractor, with the Company as the key subcontractor bringing the Company’s technical and regulatory expertise in advanced nuclear solutions to the collaboration. The Company is also evaluating ways to participate in other key aspects of the nuclear fuel supply chain through commercial agreements or acquisitions to achieve its goal of vertical integration across key aspects of the nuclear fuel cycle. The Company has recently submitted a private proposal to Dioxitek S.A., an Argentinian state-owned nuclear fuel cycle and uranium dioxide production company and the country’s only feedstock manufacturer for nuclear fuel fabrication (“Dioxitek”), relating to the potential joint development by the parties of a natural uranium hexafluoride (UF6) production facility on Dioxitek’s existing infrastructure in Argentina. This development arises from a previously announced Memorandum of Understanding between the Company and Dioxitek, executed in August 2025, which established a non-binding framework to assess the current capacities of natural uranium conversion and supporting infrastructure in Argentina. The submission of the proposal by the Company reflects the outcome of this collaborative work, and the preparation and submission of the proposal represents the Company’s next step towards the potential development of UF₆ production capacity. Based on the Company’s active engagement regarding potential acquisitions or partnerships, the Company anticipates launching its fuel supply chain business in late 2026 or early 2027, which is dependent on the Company’s success in consummating such transactions. As of the date of this Report, the Company has not yet entered into any definitive agreement for commercially launching its fuel supply chain business. There can be no assurance that the Company will proceed with the launch as currently anticipated.

●

Fuel Transportation Business. Through its subsidiary, Advanced Fuel Transportation Inc., a Nevada corporation (“AFT”), the Company is developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel, which is expected to be integrated into its fuel transportation business. The Company’s transportation business will build on existing work completed at the Idaho National Laboratory (“INL”), Oak Ridge National Laboratory (“ORNL”) and Pacific Northwest National Laboratory (“PNNL”), the world’s premier U.S.-backed nuclear research facilities. Commercial launch of this business has been dependent on our progress in acquiring assets and businesses within the nuclear transport industry to provide our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation.

On May 22, 2026 (the “STS Acquisition Date”), the Company and AFT entered into a Membership Interest Purchase Agreement with Roy A. Boyd II, Onium Capital, LLC, a Georgia limited liability company (“Onium” and together with Mr. Boyd, the “Sellers”), and Secured Transportation Services LLC, a Delaware limited liability company (“STS”), pursuant to which the Sellers agreed to sell to AFT and AFT agreed to purchase from the Sellers 100% of the issued and outstanding membership interests of STS (the “STS Acquisition”). The closing of the STS Acquisition occurred on the STS Acquisition Date. By integrating STS’s revenue generating business into its operations, the Company believes that it took a decisive step toward becoming a leader in the next generation of nuclear energy infrastructure, with capabilities designed to support reactor deployment and the broader ecosystem required to enable commercialization at scale. The STS Acquisition also represents a significant strategic milestone in the Company’s evolution into a vertically integrated nuclear energy company by adding one of the most important and challenging elements of the nuclear fuel cycle: the capability to plan, coordinate, license, secure and execute nuclear materials transportation and related deployment activities. The Company is actively evaluating the potential acquisition of a second existing, revenue-generating business focused on the transportation of nuclear fuel and nuclear waste that could provide internal and external capabilities to support future nuclear fuel logistics requirements for the Company and third parties. However, there can be no assurance that the Company will proceed with any such acquisition as currently anticipated.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

1. ORGANIZATION AND OPERATIONS AND BASIS OF PRESENTATION (Continued)

●	Nuclear Consultation and Technical Services. The Company also sees an opportunity to provide nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry in the future, primarily by acquiring businesses whose technical expertise will provide internal capabilities necessary to support the Company in developing and deploying its reactors or advancing its fuel supply chain business. Regulatory approval is not required to provide such services. As of the date of this Report, the Company has not yet formally launched its nuclear consultation business, although the Company generated a small amount of revenue from providing such services in its current and prior fiscal year. The timing and formal launch of this business, should the Company elect to proceed, will depend on the Company’s ability to identify and complete its evaluation of potential acquisition targets and to consummate one or more such acquisitions, as well as the satisfaction of applicable conditions.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned legal subsidiaries, American Uranium Inc., HALEU Energy Fuel Inc., AFT, Nano Nuclear Space Inc., KRONOS MMR Inc., LOKI MMR Inc., True North Nuclear Ltd. and STS. Each of these subsidiaries is a Nevada corporation except for True North Nuclear Ltd., a Canadian corporation and STS, a Delaware limited liability company.

Unless the context specifically indicates otherwise, as used herein, the terms “Common Stock” or “common stock” refer to the Company’s common stock, $0.0001 par value per share.

Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. At June 30, 2026, the Company had working capital of $577,897,280 and accumulated deficit of $83,301,437. For the nine months ended June 30, 2026, the Company had net loss of $25,800,580, and negative cash flows from operations of $18,664,484. At September 30, 2025, the Company had working capital of $200,841,189 and accumulated deficit of $57,500,857. For the year ended September 30, 2025, the Company had net loss of $40,067,076, and negative cash flows from operations of $19,621,963. The ability of the Company to continue as a going concern is dependent on the Company’s ability to secure financing from capital markets or other sources, including investors, loans, government grants or alternative funding and, ultimately, on the Company’s ability to generate revenue and profitable operations. Management is of the opinion that sufficient working capital is available to meet the Company’s liabilities and commitments as they become due at least for the next twelve months after the date the unaudited condensed consolidated financial statements are issued to conform to the going concern uncertainty period. During the nine months ended June 30, 2026, the Company received approximately $2.5 million from exercises of warrants, $4.7 million from exercises of stock options, and net proceeds of approximately $404 million from the Company’s private placement offering and ATM Program (as defined below), net of offering costs. In order to achieve the Company’s long-term strategy, the Company expects to raise additional capital or secure other sources of financing to support its growth in the future.

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

As of June 30, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual audited consolidated financial statements. They included all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, and its results of operations for the three and nine months ended June 30, 2026 and 2025 and cash flows for the nine months ended June 30, 2026 and 2025. The results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results expected for the year or any other periods. The condensed consolidated balance sheet as of September 30, 2025 has been derived from the Company’s audited consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments. As of June 30, 2026, cash and cash equivalents included $226.2 million of U.S. Treasury securities.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, equity-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the estimated useful lives of long-lived assets, the recoverability of goodwill and long-lived assets, right-of-use assets and lease liabilities, and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as amounts reported on the unaudited condensed consolidated statements of operations during the periods presented. Actual results could differ from those estimates.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash balances at financial institutions and such amounts exceeded federally insured limits at June 30, 2026 and September 30, 2025. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Major Customers

Significant customers are those that account for 10% or more of the Company’s revenues or accounts receivable. Following the acquisition of STS on May 22, 2026, the Company’s consolidated revenues are derived from a limited number of customers through the operations of STS.

For the period from May 22, 2026 to June 30, 2026 (commencing with the STS Acquisition Date), the following customers accounted for 10% or more of consolidated revenues:

May 22, 2026 to June 30 2026
Customer A	25%
Customer B	28%
Customer C	16%
Customer D	26%
95%

As of June 30, 2026, three customers comprised of an aggregate of 91% of the total STS accounts receivable outstanding.

The loss of a major customer could adversely affect the revenues and accounts receivable attributable to the STS business and, as a result, the Company’s results of operations.

Revenue Recognition

The Company’s subsidiary, STS, accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). STS recognizes revenue using the following five-step model as prescribed by ASC 606:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

STS’s contracts with customers are generally fixed price and time and material contracts. Contracts with customers are evidenced by signed contracts, task orders, modifications, releases and/or statements of work, which include the services to be performed, the time period the services will be performed, the transaction price for such services and the payment terms. Given the nature of STS’s contracts with customers, STS has elected to apply the right to invoice practical expedient as prescribed by ASC 606-10-55-18, which states “as a practical expedient, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice.” Since STS’s revenue recognition policy is based on the right to invoice, as of June 30, 2026, STS did not have any remaining performance obligations.

Invoices submitted to customers represent the level of effort or value provided by STS to the customer. Further, pursuant to contract terms invoices are only submitted after the performance obligations tied to the invoice have been performed and accepted by the customer, typically an agency of the U.S. federal government. Therefore, STS applies the right to invoice practical expedient when recognizing revenue. It is at this point that all five revenue recognition criteria have been completed. All revenue generated by STS is recognized at a point in time. STS’s contracts with customers do not include any variable consideration or significant financing components.

Cost of Revenue

Cost of revenue represents costs directly related to completing the management and consulting services provided to STS’s customers. Such costs primarily include direct materials and other direct project expenses, labor, and travel. Such costs are recognized as incurred.

Accounts Receivable

Accounts receivable consist of balances due from customers of STS for transportation-related consulting and management services which are typically due within 30-60 days of submitting the invoice. Accounts receivable also consist of amounts due associated with other income corresponding to consulting services provided by the Company. Accounts receivable are presented net of allowance for credit losses. Management estimates an allowance for credit losses by evaluating client-specific conditions, including adverse situations that may affect a client’s ability to pay, as well as both microeconomic and macroeconomic factors.

Prepaid Expenses

Prepaid expenses primarily relate to payments made to consultants and vendors in advance of the service being provided.

Property, Plant and Equipment

Property, plant and equipment are measured at cost less accumulated depreciation and impairment charges. Property, plant and equipment acquired in a business combination (such as the STS Acquisition) are recorded at fair value as of the acquisition date, which establishes the new cost basis, and no accumulated depreciation of the acquiree is carried forward. When components of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment and depreciated separately. Expenditures for maintenance and repairs are charged to expense as incurred. Gains and losses on disposal of an item of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment and are recognized in earnings.

Long-Lived Assets

The Company recognizes impairment losses on long-lived assets, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. As of June 30, 2026, management reviewed the Company’s long-lived assets and determined there were no indicators of impairment.

Goodwill

Goodwill represents the excess of the cost of our acquired businesses over the fair value of the net assets acquired. We perform testing of goodwill for impairment annually or more frequently whenever events or circumstances indicate the carrying value of goodwill may be impaired. We may elect to perform a qualitative test when we believe that there is sufficient excess fair value over carrying value based on our most recent quantitative assessment, adjusted for relevant events and circumstances that could affect fair value during the current year. If we conclude based on this assessment that it is more likely than not that the reporting unit is not impaired, we do not perform a quantitative impairment test. In all other circumstances, we compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recorded. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recorded to goodwill in the amount by which carrying value exceeds fair value.

Intangible Assets

Intangible assets are recognized at fair value when acquired. Intangible assets with definite lives are amortized to costs and expenses using the straight-line method over their estimated useful lives and tested for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Intangible assets with indefinite lives are not amortized and are subject to annual impairment testing. We may elect to perform a qualitative assessment when testing indefinite-lived intangible assets for impairment to determine whether events or circumstances affecting significant inputs related to the most recent quantitative evaluation have occurred, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Otherwise, we test indefinite-lived intangible assets for impairment by quantitatively determining the fair value of the indefinite-lived intangible asset and comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we recognize impairment for the amount of the difference.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land	Not depreciated
Buildings	20 years
Equipment	7 years
Furniture and fixtures	7 years
Computer equipment	3 - 5 years

Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Construction in progress is not depreciated until placed in service.

Leases

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. As of June 30, 2026 and September 30, 2025, the Company had three and two long-term operating leases, respectively.

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

As of June 30, 2026 and September 30, 2025, the Company had investments in equity of $2.0 million, representing the Company’s equity investment in LIST (see Note 12). The equity investments were accounted for in accordance with ASC 321-10, and the Company accounted for the equity investments at cost less impairment because there were no readily determinable fair values for these investments as of June 30, 2026. No impairment was recorded during the period ended June 30, 2026. The investments were recognized as other assets on the Company’s condensed consolidated balance sheets.

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

As of June 30, 2026

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

Advertising Costs

Advertising costs are expensed as incurred and are recognized as a component of general and administrative expenses on the unaudited condensed consolidated statements of operations and other comprehensive loss. Advertising costs expensed were approximately $144,000 and $249,000 for the three and nine months ended June 30, 2026, respectively, and approximately $130,000 and $360,000 for the three and nine months ended June 30, 2025, respectively.

Legal Contingencies

The Company was previously involved in two stockholder-initiated legal proceedings. One of such proceedings was dismissed with prejudice in February 2026. The other proceeding was dismissed at the trial court level in February 2026 but remains subject to appeal. Given the status of the remaining legal proceeding, the Company cannot reasonably estimate at June 30, 2026 the amount of any potential financial loss or cost that could result from this proceeding. The Company records liabilities for losses from legal proceedings when it determines that it is probable that the outcome in a legal proceeding will be unfavorable, and the amount of loss can be reasonably estimated.

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

As of June 30, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On July 4, 2025, the U.S. federal government enacted tax legislation referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, among other things, makes permanent 100% bonus depreciation for certain capital expenditures and immediate deduction for domestic research or experimental expenditures (the “R&D deduction”). This legislation was effective for the Company’s consolidated financial statements for the year ended September 30, 2025, except for the R&D deduction which will be effective for the Company’s fiscal year 2026. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended September 30, 2025. The Company is currently assessing the impact of the OBBBA on future periods.

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its deferred tax assets. Any tax benefits or tax expense recorded on its condensed consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made. For uncertain tax positions that meet a “more-likely-than-not” threshold, the Company recognizes the benefit of uncertain tax positions in the condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the condensed consolidated statements of operations. All of the Company’s historical tax returns remain subject to examination by taxing jurisdictions. At June 30, 2026 and September 30, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of June 30:

	2026	2025
Stock options	1,103,000	4,064,300
Warrants	2,985,650	3,477,612
Restricted share units	632,698	-
Total shares excluded	4,721,348	7,541,912

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments

For the three and nine months ended June 30, 2026 and 2025, the Company was managed as a single operating segment in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. Furthermore, the Company determined that the Company’s Chief Executive Officer is the Chief Operating Decision Maker (the “CODM”), as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization as a whole. In connection with the acquisition of STS on May 22, 2026, the Company evaluated whether the acquired operations constitute a separate operating segment. Through June 30, 2026, the CODM reviewed financial information on a consolidated basis for purposes of allocating resources and assessing performance and did not review discrete financial information of STS for those purposes.

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective October 1, 2025. As the ASU requires disclosures on an annual basis, the Company will include the updated disclosures in its annual consolidated financial statements for the fiscal year ending September 30, 2026.

Issued but Not Yet Adopted

The Company considers the applicability and impact of all ASUs issued by the FASB.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient permitting an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, and is to be applied prospectively. The Company will adopt ASU 2025-05 effective October 1, 2026 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to a company’s financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the Company’s condensed consolidated financial statements.

3. SHORT-TERM INVESTMENTS

The Company classifies U.S. Treasury obligations with original maturities in excess of three months and less than one year at acquisition as held-to-maturity. The Company does not purchase and hold securities principally for the purpose of selling them in the near future, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. At June 30, 2026, the Company recorded “Short-term investments” on the Condensed Consolidated Balance Sheets at amortized cost of $281,519,503. At June 30, 2026, the short-term investments had a fair value of $281,519,503 and are considered Level 1 investments. The Company held no short-term investments at September 30, 2025.

The amortized costs and estimated fair values of the short-term investment portfolio were as follows as of June 30, 2026.

	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations
Balance as of June 30, 2026	281,519,503	-	281,519,503	(262,993)	281,256,510

4. OTHER INCOME

During the three and nine months ended June 30, 2026, the Company earned interest income of $4,978,577 and $14,827,389, respectively, on its cash, cash equivalents and short-term investments held at financial institutions, earned $21,000 and $63,000, respectively, from a lease agreement with a related party (see Note 12), and earned other income of $374,150 and $446,000, respectively, consisting of a $250,000 grant award from the Illinois Department of Commerce and Economic Opportunity, $124,150 and $191,000, respectively, from consulting services, and $nil and $5,000 from a competition prize award. During the three and nine months ended June 30, 2025, the Company earned interest income of $1,526,690 and $3,474,321, respectively, on its cash held at a financial institution, earned $250,000 and $250,000, respectively, from consulting services, and earned $21,000 and $63,000, respectively, from a lease agreement with a related party (see Note 12).

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

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

As of June 30, 2026

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

November 2024 Private Placement

On November 24, 2024, the Company, entered into a securities purchase agreement (the “November 2024 SPA”) with three accredited institutional investors (the “Investors”), pursuant to which the Company agreed to offer and sell an aggregate of $60,000,048 of securities of the Company in a private placement (the “November 2024 Private Placement”), consisting of (i) 2,500,002 shares (“PIPE Shares”) of Common Stock and (ii) warrants to purchase up to 2,500,002 shares of Common Stock (the “PIPE Warrants”). The November 2024 Private Placement closed on November 27, 2024. After deducting the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $55,122,000. The Company intends to use these net proceeds for general working capital and general corporate purposes, which could include potential acquisitions of complementary businesses or assets. Pursuant to the November 2024 SPA, the Company issued and sold the PIPE Shares and associated PIPE Warrants at a combined purchase price of $24.00 per share. The PIPE Warrants have a term of five (5) years with an exercise price of $26.00 per share and will be exercisable immediately upon issuance of the PIPE Warrants. On November 24, 2024, in connection with the Private Placement, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the SEC covering the resale of the PIPE Shares and the shares of Common Stock issuable upon exercise of the PIPE Warrants by no later than January 15, 2025 (the date of filing, the “Filing Date”), with such registration statement to be effective within 30 days of the Filing Date (if such registration statement is not subject to review by the SEC), or within 60 days after the Filing Date (if such registration statement is subject to limited or full review by the SEC). The Company initially filed a registration statement on Form S-1 covering the resale of these securities on January 14, 2025, which was declared effective by the SEC on January 24, 2025. The Investors are also entitled (subject to certain exceptions) to customary piggyback registration rights during the period in which the registration statement is effective. The Benchmark Company, LLC acted as placement agent for the Private Placement and received a cash fee equal to 6.0% of the gross proceeds received by the Company in the Private Placement, a non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the Private Placement, and reimbursement of up to $175,000 in legal expenses.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

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

July 2025 At-The-Market Offering

On July 25, 2025, the Company entered into a Sales Agreement (“2025 ATM Agreement”) with TD Securities (USA) LLC, UBS Securities LLC and Piper Sandler & Co. (each a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company agrees to issue and sell to or through the Sales Agents, acting as agents and/or principals, shares (the “Placement Shares”) of the Company’s Common Stock having an aggregate offering price of up to $400,000,000 (the “Maximum Amount”) in an “at-the-market” offering program (the “2025 ATM Program”). Pursuant to the 2025 ATM Agreement, the Placement Shares, if offered and sold by the Company, will be offered and sold pursuant to a base prospectus dated March 13, 2026 and a prospectus supplement, dated March 13, 2026 (the “ATM Prospectus”), that form a part of the Company’s shelf registration statement on Form S-3 (“2025 Shelf Registration Statement,” File No.: 333-288982), which was initially filed with the SEC on July 25, 2025, as amended, and was declared effective by the SEC on March 13, 2026. Sales under the 2025 ATM Program commenced in June 2026, as described below.

During the three and nine months ended June 30, 2026, the Company sold 1,000,000 Placement Shares under the 2025 ATM Program at a price of $26.75 per share, resulting in gross proceeds of $26,750,000. In connection with these sales, the Company recorded total offering costs of $1,154,250 as a reduction of additional paid-in capital, consisting of sales agent commissions of $668,750, representing 2.5% of gross proceeds, legal costs of $100,000, and $385,500 of deferred offering costs previously capitalized in connection with the establishment of the 2025 ATM Program. Net proceeds after offering costs were $25,595,750. These were the first sales under the 2025 ATM Program. As of June 30, 2026, Placement Shares having an aggregate offering price of $373,250,000 remained available for issuance under the 2025 ATM Program. No additional Placement Shares have been sold under the 2025 ATM Program from July 1, 2026 through the date of this Report.

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

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

5. EQUITY (Continued)

Equity-Based Compensation

Stock-Based Compensation

Stock Options

On February 10, 2023, and June 7, 2023, the Company adopted two distinct stock option plans which are referred to individually, as the 2023 Stock Option Plan #1 and the 2023 Stock Option Plan #2 (collectively, the “2023 Stock Option Plans”). On April 23, 2025 (the “Effective Date”), the Company’s shareholders approved, and the Company adopted an equity incentive plan (the “2025 Equity Plan”) whereby a total of 4,750,000 shares plus 679,440 shares that were available for issuance under the 2023 Stock Option Plans as of the 2025 Equity Plan’s Effective Date were available for future awards under the 2025 Equity Plan. This amount may increase annually on January 1 each year beginning on January 1, 2026 to January 1, 2035, by an amount equal to the lesser of (i) 5% of the Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the board of directors (the “Board”) or a committee of the Board. The shares of Common Stock subject to the 2025 Equity Plan may be authorized, but unissued, or reacquired shares. As of June 30, 2026, an aggregate amount of 5,316,300 stock options and an aggregate of 811,117 restricted stock units were granted under our 2023 Stock Option Plans and 2025 Equity Plan, and 7,126,412 shares of common stock were available for issuance under the 2025 Equity Plan.

The Company did not grant any stock options during the nine months ended June 30, 2026. However, during the nine months ended June 30, 2026, 2,140,000 stock options were exercised with exercise prices ranging from $1.50 to $3.00, resulting in $4,650,000 of cash proceeds. During the nine months ended June 30, 2025, 904,000 stock options were exercised with exercise prices ranging from $1.50 to $3.00, resulting in $2,284,500 of cash proceeds.

On March 6, 2025, the Company issued 338,000 stock options exercisable at $26.97 per common share with expiry on March 6, 2035, with approximately one-sixth of these options to be vested annually from 2026 to 2031 on March 6. On March 13, 2025, the Company issued 765,000 fully vested stock options exercisable at $28.32 per common share with expiry on March 13, 2035, 55,000 fully vested stock options exercisable at $28.32 per common share with expiry on March 13, 2030, and 5,300  stock options exercisable at $28.32 with expiry on March 13, 2030, which were fully vested on March 1, 2026.

During the nine months ended June 30, 2026 and 2025, total stock-based compensation for stock options expected to vest was $580,494 and $17,098,546, respectively. As of June 30, 2026, there was no remaining stock compensation expense to be recognized corresponding to future vesting dates.

Option Activity

A summary of cumulative option activity under the 2023 Stock Option Plans and the 2025 Equity Plan is as follows:

	Options outstanding
	Number of shares	Weighted- average exercise price per share	Weighted- average contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding – September 30, 2024	3,539,000	$2.34	1.59	$42,720
Options granted	1,184,300	28.01	—	—
Options forfeited	(5,300)	28.32	—	—
Options exercised	(944,000)	2.55	—	—
Outstanding – September 30, 2025	3,774,000	$10.31	3.25	$106,626
Options expired	(250,000)	2.43	—	—
Options forfeited	(281,000)	26.97	—	—
Options exercised	(2,140,000)	2.17	—	—
Outstanding – June 30, 2026	1,103,000	$23.63	6.83	$3,719
Exercisable at the end of period	1,103,000	$23.63	6.83	$3,719

Restricted Stock Units (“RSUs”)

On November 13, 2025, the Company granted an aggregate of 423,766 RSUs to various consultants and key employees. The aggregate grant-date fair value of the RSUs was $14,280,914, or $33.70 per share, based on the market price of the Company’s stock on the date of grant. The RSUs’ vesting schedule is as follows: 392,694 RSUs vest in three equal annual installments, with one-third vesting on each anniversary of the grant date over a three-year vesting period; 11,872 RSUs vest in full on the first anniversary of the grant date; and 19,200 RSUs vest 50% on the six-month anniversary of the grant-date, with the remaining 50% vesting on the first anniversary of the grant date; each of the foregoing is subject to the recipient’s continued service through each applicable vesting date.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

On April 24, 2026, the Company granted 36,603 RSUs to various consultants and key employees. The aggregate grant-date fair value of the RSUs was $896,041 or $24.48, respectively, per share based on the market price of the Company’s stock on the date of grant. The RSUs vest in three equal annual installments, with one-third vesting on each anniversary of the grant date over a three-year vesting period.

As of June 30, 2026, there were 632,698 unvested RSUs with a weighted average grant-date fair value of $25.79.

During the nine months ended June 30, 2026, we modified an RSU for 20,000 shares of common stock granted on June 3, 2025 to vest 50% on the six-month anniversary of the grant-date with the remaining 50% vesting on the grant-date anniversary which was previously set to vest 100% on the grant-date anniversary.

During the nine months ended June 30, 2026, we recognized stock-based compensation for RSUs expected to vest  of $6,446,444. As of June 30, 2026, we had unrecognized compensation of $17,547,026, which would be recognized over a weighted-average period of 2.21 years.

Restricted Stock Unit Activity

A summary of cumulative restricted stock unit activity under the 2025 Equity Plan is as follows:

	RSUs outstanding
	Number of shares	Weighted- average grant date fair value per share	Aggregate fair value (in thousands)
Outstanding –September 30, 2024	—	$—	$—
RSUs granted	350,748	29.18	10,235
Outstanding and unvested – September 30, 2025	350,748	$29.18	$10,235
RSUs granted	460,369	32.97	15,177
RSUs forfeited	(29,647)	30.90	(916)
RSUs vested (stock issued)	(148,772)	29.18	—
Outstanding and unvested – June 30, 2026	632,698	$25.79	$16,318

Warrant Activity

A summary of cumulative warrant activity is as follows:

	Warrant Shares outstanding
		Weighted- average	Weighted- average
	Number of	exercise price	contractual term
	shares	per share	(in years)

Outstanding – September 30, 2024	817,864	$17.28	4.79
Warrants issued	3,717,648	23.05	5.00
Warrants exercised	(1,408,193)	16.71	-
Outstanding – September 30, 2025	3,127,319	$24.40	4.12
Warrants exercised	(141,669)	17.46	-
Outstanding – June 30, 2026	2,985,650	24.73	3.38

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2026	September 30, 2025
	Land, buildings and leasehold improvements	Land, buildings and leasehold improvements
Cost
Beginning of period	$10,149,332	$1,700,000
Additions – land	892,587	330,000
Additions – building	4,728,236	4,000,234
Additions – leasehold improvements	-	3,103,000
Additions – construction in progress	4,206,686	1,016,098
Assets acquired in business acquisition	85,015	-
End of period	20,061,856	10,149,332

Accumulated depreciation
Beginning of period	(365,555)	(10,393)
Depreciation of building	(307,788)	(133,975)
Depreciation of leasehold improvements	(410,775)	(221,187)
Depreciation of assets acquired in business combination	(2,437)	-
End of period	(1,086,555)	(365,555)

Total property, plant and equipment, net	$18,975,301	$9,783,777

In August 2024, the Company purchased a 1.64-acre land package in the historic Heritage Center Industrial Park in Oak Ridge, Tennessee, for $1.7 million. The purchase included a 14,000 sq. ft., 2-story building to house the Company’s Nuclear Technology Branch. Depreciation was $90,408 and $65,095 for the nine months ended June 30, 2026 and 2025, respectively.

In July 2025, the Company purchased a 2.75-acre land package in Oak Brook, Illinois, for $3.5 million. The purchase included a 23,537 sq. ft. building to serve as a regional demonstration and office facility to support the development of the Company’s KRONOS MMR™ Microreactor Energy System. Depreciation was $118,875 and $nil for the nine months ended June 30, 2026 and 2025, respectively.

In January 2026, the Company acquired a commercial property covering 11,430 sq. ft. in Manhattan, New York, for $5.6 million to serve as additional office space. The purchase price was allocated between the depreciable office space and the associated non-depreciable fractional interest in the land. Depreciation expense for the property was $98,505 and $0 for the nine months ended June 30, 2026 and 2025, respectively.

In May 2026, the Company completed the acquisition of STS (Note 8). The acquired assets included property and equipment with an acquisition-date fair value of $85,015, consisting of leasehold improvements of $41,302, equipment of $19,884, furniture and fixtures of $17,865 and computer equipment of $5,964. These assets were recorded at their acquisition-date fair values with no carryover of the acquiree’s accumulated depreciation. Depreciation was $2,437 and $nil for the nine months ended June 30, 2026 and 2025, respectively, reflecting depreciation from May 22, 2026 (the STS Acquisition Date) through June 30, 2026.

7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

	June 30, 2026	September 30, 2025
Right-of-use assets
Beginning of period	$2,560,896	$1,830,124
Additions	-	1,026,348
Right-of-use assets acquired in business acquisition	330,154	-
Amortization	(262,369)	(295,576)
End of period	$2,628,681	$2,560,896

As of June 30, 2026, the Company had three long-term operating leases corresponding to (1) its corporate headquarters located at 10 Times Square, 30th Floor, New York, New York, (2) space being used as a technology demonstration facility in Westchester County, New York, and (3) an office and operations facility located in Winder, Georgia, which was assumed in connection with the STS Acquisition. Lease components in the Company’s long-term operating leases are accounted for following the guidance in ASC Topic 842, “Leases” (“ASC 842”), for the capitalization of long-term leases. At June 30, 2026, the lease liability was equal to the present value of the remaining lease payments, discounted using a borrowing rate based on similar debt. In accordance with ASC Topic 805, “Business Combinations,” the Company measured the operating lease assumed in the STS Acquisition as if it were a new lease as of the STS Acquisition Date, recognizing a right-of-use asset and a corresponding operating lease liability of $330,154. The operating results of STS, including operating lease cost of $11,212, were included in the Company’s unaudited condensed consolidated financial statements from the STS Acquisition Date through June 30, 2026.

Balance sheet information related to the Company’s leases is presented below.

Operating leases:	June 30, 2026	September 30, 2025
Operating right-of-use assets	$2,628,681	$2,560,896
Operating lease liabilities, current	636,871	534,128
Operating lease liabilities, long term	2,200,937	2,261,414

The following provides details of the Company’s lease expense:

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$168,771	$157,559	$483,889	$436,480

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Other information related to leases is presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2026	2025	2026	2025
Operating cash outflows from operating leases	$166,716	$142,172	$476,662	$403,749

June 30, 2026
Weighted-average discount rate – operating lease	11.1%
Weighted-average remaining lease term – operating lease (in years)	4.7

As of June 30, 2026, the expected annual minimum lease payments of the Company’s operating lease liabilities were as follows:

For the Years Ending September 30,
2026	$183,760
2027	744,256
2028	762,609
2029	782,196
Thereafter	1,169,792
Total future minimum lease payments, undiscounted	3,642,613
Less: Imputed interest for leases in excess of one year	(804,805)
Present value of future minimum lease payments	2,837,808
Less: Current portion of lease liabilities	(636,871)
Total lease liabilities, less current portion	$2,200,937

8. STS BUSINESS ACQUISITION

On May 22, 2026 (the STS Acquisition Date), the Company and its wholly-owned subsidiary AFT entered into a Membership Interest Purchase Agreement with Mr. Boyd, Onium and STS, pursuant to which the Sellers agreed to sell to the AFT and the AFT agreed to purchase from the Sellers 100% of the issued and outstanding membership interests of STS. The closing of the STS Acquisition occurred on the STS Acquisition Date.

Pursuant to the Membership Interest Purchase Agreement, the Company and AFT agreed to pay up to $13.0 million in total consideration for STS, consisting of (i) approximately $6.0 million in cash (the “Closing Cash Consideration”), subject to adjustment under certain conditions within 180 days following the STS Acquisition Date, which adjustment may increase or decrease the Closing Cash Consideration by up to $0.5 million (“Adjustment Cap,” to be held in an Escrow Account); (ii) $1.0 million in the Company’s restricted shares of common stock at the STS Acquisition Date, with the number of shares issuable determined based on the ten-day volume weighted average price of the common stock (“VWAP”) as of the date immediately preceding the STS Acquisition Date (“Closing Stock Consideration”); and (iii) an aggregate of $6.0 million of common stock payable in five installments of $1.4 million, $1.4 million, $1.4 million, $1.4 million, $0.4 million, respectively, on each of the first, second, third, fourth and fifth anniversaries of the STS Acquisition Date (the “Anniversary Stock Consideration,” and together with the Closing Stock Consideration, the “Aggregate Stock Consideration”), with the number of shares issuable for each installment determined based on the applicable ten-day VWAP as of the date immediately preceding the applicable payment dates; provided, however, that in no event shall more than an aggregate of 10,364,476 shares of common stock be issuable to the Sellers pursuant to the Membership Interest Purchase Agreement. Of such Anniversary Stock Consideration, an aggregate of $2.0 million worth of common stock shall be allocated ratably among the first, second, third, fourth and fifth anniversaries of the STS Acquisition Date (or in such other allocation amounts as may be agreed upon by the parties in writing) as deferred stock consideration (the “Deferred Stock Consideration”), the issuance of which shall be subject to certain conditions, including Mr. Boyd’s continued employment with the Company or its affiliates and compliance by each of the Sellers with a restrictive covenant agreement entered into as of the STS Acquisition Date.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

8. STS BUSINESS ACQUISITION (Continued)

Since the Deferred Stock Consideration is contingent on Mr. Boyd’s continued employment with STS, this will be reflected as a post-combination compensation expense and is not considered to be part of the purchase consideration.

The purchase consideration consisted of the following:

Cash	$5,957,082
Common stock	1,031,270
Consideration payable, net of discount	3,312,127
$10,300,479

As a result of the transaction, STS became a wholly owned subsidiary of the Company. The transaction represents a change-in-control event  and was accounted for as a business combination under ASC Topic 805, “Business Combinations”, using the acquisition method, whereby the assets acquired and liabilities assumed are recorded at their acquisition-date fair values. The results of operations of STS were included in the unaudited consolidated financial statements from the STS Acquisition Date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed by the Company as of the acquisition date:

Assets Acquired:
Cash and cash equivalents	$180,774
Accounts receivable	301,918
Prepaid expenses	9,567
Property and equipment	85,015
Right-of-use asset	330,154
Customer relationships	4,470,000
Trade name	1,130,000
Total assets acquired	$6,507,428

Liabilities Assumed:
Accounts payable and accrued expenses	$117,695
Operating lease liability	330,154
Total liabilities assumed	447,849

Net assets acquired	$6,059,579
Total purchase consideration	$10,300,479
Goodwill	$4,240,900

The preliminary purchase price allocation is subject to refinement during the measurement period, which may extend up to one year from the STS Acquisition Date. Measurement-period adjustments related to facts and circumstances that existed as of the STS Acquisition Date, if any, are recorded retrospectively as adjustments to goodwill.

Goodwill of $4,240,900 represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill arising from the STS Acquisition transaction is primarily attributable to STS’ experienced workforce, and ability to generate future growth through expansion of service offerings. Goodwill is not deductible for tax purposes.

The results of operations of the acquired business have been included in the unaudited consolidated financial statements from the STS Acquisition Date of May 22, 2026. For the period from May 22, 2026 through June 30, 2026, the Company recorded approximately $214,000 of revenues and a net loss of approximately $94,000, which are presented within the unaudited consolidated statement of operations and reflect the impact of the STS Acquisition in the current reporting period.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

9. INTANGIBLE ASSETS AND GOODWILL

The following presents the changes in the carrying amount of goodwill corresponding to the STS Acquisition for the nine months ended June 30, 2026:

Carrying Amount
Balance, October 1, 2025	$-
Goodwill acquired – STS Acquisition	4,240,900
Impairment losses	-
Balance, June 30, 2026	$4,240,900

As of June 30, 2026, the preliminary gross carrying amount of intangible assets acquired from STS Acquisition, accumulated amortization, and net book value, consisted of the following:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	16	$4,470,000	$(29,769)	$4,440,231
Trade name	5	1,130,000	(24,082)	1,105,918
Total		$5,600,000	$(53,851)	$5,546,149

Amortization expense related to the intangible assets for the period from the STS Acquisition Date to June 30, 2026 was $53,851 and was included within general and administrative expenses on the unaudited consolidated statements of operations.

The future amortization expense of the acquired intangible assets, to be recognized over a weighted average period of approximately 14 years, as of June 30, 2026 is as follows:

Year ending September 30,
2026 (remaining)	$126,344
2027	505,375
2028	505,375
2029	505,375
2030	505,375
Thereafter	3,398,305
Total	$5,546,149

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

As of June 30, 2026

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

As of June 30, 2026

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

As part of this transaction, Dr. Maidana assigned to the Company all intellectual property rights associated with the ALIP technology and product, his work on the foregoing grants and the proposal for the SBIR Phase III program. As consideration for the ALIP Acquisition, the Company (i) issued 50,000 shares of Common Stock to Dr. Maidana and (ii) paid Dr. Maidana cash consideration of $50,000. Additionally, the Company agreed to deliver to Dr. Madana an additional (iii) 50,000 shares of Common Stock and (iv) cash consideration of $50,000, contingent upon the successful completion of the SBIR Phase III project prior to specific timetables. The Company anticipated that the completion of the SBIR Phase III project would occur, and therefore had calculated the contingent consideration at the closing price of the Common Stock on the date of ALIP Acquisition. The ALIP Acquisition was accounted for as an acquisition of in-process R&D that was fully expensed on the acquisition date as R&D costs.

NANO NUCLEAR ENERGY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

The ALIP Acquisition was recorded at its fair value as of June 21, 2024. The total purchase price was approximately $1.67 million and was comprised of the following:

Total
Cash (paid on closing)	$50,000
Shares of Common Stock (issued on closing)	786,500
Contingent cash	50,000
Contingent Common Stock (fair value at closing)	786,500
Total purchase price	$1,673,000

At June 30, 2026, the contingent cash and Common Stock obligation was revalued to its fair value of $1,107,000 based on the closing price of the Common Stock on June 30, 2026, which resulted in a revaluation expense of $33,000 for the three months ended June 30, 2026 and a revaluation recovery of $871,000 for the nine months ended June 30, 2026. At June 30, 2025, the contingent cash and common shares obligation was revalued to its fair value of $1,774,500 based on the closing price of the Common Stock on June 30, 2025, which resulted in a revaluation expense of $401,500 and $1,004,000 for the three and nine months ended June 30, 2025, respectively.

12. LONG-TERM INVESTMENTS, RELATED PARTY

In August 2024, the Company invested $2,000,000 as an equity investment into LIST (which is a related party), as part of its $11.88 million seed funding round. This additional capital into LIST was anticipated to help fuel the development of its proprietary, patented advanced laser enrichment technology.

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

The Company’s relationship with LIST is considered a related party transaction since the Company’s President and Chairman, Jay Jiang Yu, also serves as the Chief Executive Officer and Chairman for LIST, and James Walker, the Company’s Chief Executive Officer and director, and Jaisun Garcha, the Company’s Chief Financial Officer, serve as consultants to LIST.  The Company’s investment in LIST was unanimously approved by all of the Company’s disinterested independent directors.

13. OPERATING LEASE, RELATED PARTY

As part of the STS Acquisition, NANO acquired a noncancelable lease agreement for office space in Winder, Georgia that is used and occupied by STS. The office space is owned by an entity controlled by Mr. Boyd, a related party.

The lease agreement provides the right to receive substantially all of the economic benefits from the use of the office and the right to direct the use of the space. Thus, the lease agreement was deemed to contain a lease. On the date of the STS Acquisition, the Company recorded a right-of-use asset and lease liability for the present value of the future lease payments at the lease commencement. The interest rate used to determine the present value was based on an estimated incremental borrowing rate of 7.00% after considering market interest rates for collateralized loans.

This lease, originally signed in January 2025 between Onium as lessor and STS as lessee, as amended in May 2026 as a result of the STS Acquisition, has an initial term through December 31, 2027, and includes an additional 5-year automatic extension provided there is no default thereunder, which would extend the lease term through December 31, 2032. The automatic extension was from the lease commencement and were included in the initial right-of-use asset and operating lease liability balances. Monthly lease payments of $8,522 are required on the initial lease term. Annual rents increase based on the consumer price index at each renewal option period. The rental payments over the extension period are based on the monthly rate of $8,522 in effect at the commencement of the lease extension and will increase by 3.0% in the first extended year and annually thereafter.

14. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2026 through the date that the unaudited condensed consolidated financial statements were issued. During this period, there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations of the unaudited financial statements and related notes included elsewhere in this Report. Data as of and for the year ended September 30, 2025 has been derived from our audited consolidated financial statements. Data as of and for the three and nine months ended June 30, 2026 and 2025 has been derived from our unaudited condensed consolidated financial statements appearing in this Report.

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

To date, we have not generated material revenues. For the three and nine months ended June 30, 2026 and the year ended September 30, 2025, our net loss was approximately $10.1 million, $25.8 million and $40.1 million, respectively, and our accumulated deficit as of June 30, 2026 and September 30, 2025 was approximately $83.3 million and $57.5 million, respectively.

We are principally focused on the following four business lines as part of our development strategy:

●

Nuclear Reactor Business. We are developing the next generation of advanced nuclear microreactors, with our current principal allocation of time and capital resources directed toward the development of the KRONOS MMR™ Energy System. This high technology readiness (“TRL”) level, high-temperature gas-cooled reactor (“HTGR”), Tristructural-Isotropic (“TRISO”) fueled reactor is designed for both small- and large-scale operations, optimizing between size and output to allow for modularity and easier mass manufacturing, and efficient scalable energy generation. On April 2, 2026, we announced the formal submission of the Construction Permit Application (“CPA”) by The Grainger College of Engineering at The University of Illinois at Urbana- Champaign (“UIUC”), our partner for the KRONOS MMR™ Energy System deployment at the UIUC, to the U.S. Nuclear Regulatory Commission (“NRC”), which was formally accepted for review on May 18, 2026. On June 25, 2026, we further announced the continued progress in the NRC’s formal review of the CPA for the deployment of our KRONOS MMR™ Energy System at the UIUC. We also intend, subject to applicable approvals and arrangements, to supply power generated by the KRONOS MMR™ reactor to the UIUC grid. The reactor is expected to be a full-scale system – analogous to the commercial KRONOS MMR™ reactor we intend to sell and deploy after receiving an operating license. The UIUC project also serves as the reactor which the NRC will be evaluating as part of its licensing process for the entire system under the Part 50 licensing rules and regulations. Subject to the NRC review timeline, completion of required safety and environmental reviews, construction activities, and successful commissioning, we expect the KRONOS MMR™ to achieve initial operation or research availability around 2030. The KRONOS MMR™ reactor is currently under development and is subject to applicable licensing processes required for its potential commercialization as a power-producing product. Until the reactor is fully developed and required approvals are obtained, our development activities are focused on technology demonstration, fuel qualification, and design validation.

Our current portfolio of reactors also includes the LOKI MMR™ reactor, a portable nuclear reactor designed for versatility in application and deployment, and particularly utilized for space applications, which is also a HTGR utilizing TRISO fuel, and ZEUS™ reactor, a portable modular solid core battery reactor ideal for military applications. Given that we put our corporate emphasis on the KRONOS MMR™ reactor as our lead project, and the fact that all of our reactor designs, except for the ODIN™ reactor, are within the high-temperature gas-cooled reactor family, in March  2026, we signed a definitive asset purchase agreement, as amended in June 2026, with Cambridge Atomworks (2024) Limited, a United Kingdom based advanced reactor developer who is already developing the ODIN™ technology for us on an outsourced consulting basis, for the sale of our ODIN™ microreactor design and all associated intellectual property to Cambridge Atomworks (2024) Limited. The closing is expected to occur on or before November 30, 2026. As of the date of this Report, the sale of the ODIN assets remains pending. Through the collaboration of our world-renowned nuclear scientists and engineers, the U.S. national nuclear laboratories, and government support, we believe our reactors will have the potential to impact the global energy landscape. Our goal is to commercially launch these products in the 2030s, and we are aiming to commercially launch the KRONOS MMR™ Energy System first in the early 2030s as we are currently dedicating a substantial majority of time and resources to such project. There can be no assurance that we will attain our construction, licensing and commercialization goals for our microreactors as currently anticipated.

●	Fuel Supply Chain Business. Through our subsidiary, HALEU Energy Fuel Inc., we are also seeking to develop a domestic LEU and HALEU fuel supply chain to supply fuel not only for our own reactors, but also to the broader advanced nuclear reactor industry. In December 2024, we announced that LIST, our related party through common ownership and management (see Note 12 to the accompanying unaudited consolidated financial statements), and our company were selected by the DOE to participate as one of six contract awardees in the DOE’s LEU Acquisition Program. Under the contract awarded to LIST, LIST was selected as the prime contractor, with our Company as the key subcontractor bringing our technical and regulatory expertise in advanced nuclear solutions to the collaboration. We are also evaluating ways to participate in other key aspects of the nuclear fuel supply chain through commercial agreements or acquisitions to achieve our goal of vertical integration across key aspects of the nuclear fuel cycle. We recently submitted a private proposal to Dioxitek S.A., an Argentinian state-owned nuclear fuel cycle and uranium dioxide production company and the country’s only feedstock manufacturer for nuclear fuel fabrication (“Dioxitek”), relating to the potential joint development by the parties of a natural uranium hexafluoride (UF6) production facility on Dioxitek’s existing infrastructure in Argentina. This development arises from a previously announced Memorandum of Understanding between our company and Dioxitek, executed in August 2025, which established a non-binding framework to assess the current capacities of natural uranium conversion and supporting infrastructure in Argentina. Our submission of the proposal reflects the outcome of this collaborative work, and the preparation and submission of the proposal represents our next step towards the potential development of UF₆ production capacity. Based on our active engagement regarding potential acquisitions or partnerships, we anticipate launching our fuel supply chain business in late 2026 or early 2027, which is dependent on our success in consummating such transactions. As of the date of this Report, we have not yet entered into any definitive agreement for commercially launching our fuel supply chain business. There can be no assurance that we will proceed with the launch as currently anticipated.

●

Fuel Transportation Business.   Through our subsidiary, Advanced Fuel Transportation Inc., a Nevada corporation (“AFT”), we are developing a high-capacity HALEU transportation product, capable of moving commercial quantities of HALEU fuel, which we expect to integrate into our fuel transportation business. Our fuel transportation business will build on existing work completed at the INL, ORNL and PNNL, the world’s premier U.S.-backed nuclear research facilities. Commercial launch of this business has been dependent on our progress in acquiring assets and businesses within the nuclear transport industry to provide our company with the capabilities to internally move the materials, reactors, and fuels inherent within a reactor deployment operation.

On May 22, 2026 (the “STS Acquisition Date”), the Company and its wholly-owned subsidiary AFT entered into a Membership Interest Purchase Agreement with Roy A. Boyd II, Onium Capital, LLC, a Georgia limited liability company (“Onium” and together with Mr. Boyd, the “Sellers”), and Secured Transportation Services LLC, a Delaware limited liability company (“STS”), pursuant to which the Sellers agreed to sell to AFT and AFT agreed to purchase from the Sellers 100% of the issued and outstanding membership interests of STS (the “STS Acquisition”). The closing of the STS Acquisition occurred on the STS Acquisition Date. By integrating STS’s revenue generating business into our operations, we believe that we took a decisive step toward becoming a leader in the next generation of nuclear energy infrastructure, with capabilities designed to support reactor deployment and the broader ecosystem required to enable commercialization at scale. The STS Acquisition also represents a significant strategic milestone in our evolution into a vertically integrated nuclear energy company by adding one of the most important and challenging elements of the nuclear fuel cycle: the capability to plan, coordinate, license, secure and execute nuclear materials transportation and related deployment activities. We are actively evaluating the potential acquisition of a second existing, revenue-generating business focused on the transportation of nuclear fuel and nuclear waste that could provide internal and external capabilities to support future nuclear fuel logistics requirements for our company and third parties. However, there can be no assurance that we will proceed with any such acquisition as currently anticipated.

●	Nuclear Consultation and Technical Services. We also see an opportunity to provide nuclear technical support and consultation services for the resurgent and expanding nuclear energy industry in the future, primarily by acquiring businesses whose technical expertise will provide internal capabilities necessary to support us in developing and deploying its reactors or advancing its fuel supply chain business. Regulatory approval is not required to provide such services. As of the date of this Report, we have not yet formally launched our nuclear consultation business, although we generated a small amount of revenue from providing such services in our current and prior fiscal year. The timing and formal launch of this business, should we elect to proceed, will depend on our ability to identify and complete its evaluation of potential acquisition targets and to consummate one or more such acquisitions, as well as the satisfaction of applicable conditions.

Our Mission

Our mission is to become a commercially focused, diversified and vertically integrated nuclear energy company that will capture market share in the very large and growing nuclear energy sector. To implement our plans, since our founding in 2022, our management has had consistent communications with key U.S. government agencies, including the NRC, DOE, the INL and ORNL, which are a part of the DOE’s national nuclear laboratory system. Our company also has historic and current research and development connections and collaborations with leading researchers from the Cambridge Nuclear Energy Centre and The University of California, Berkeley.

Overview of Operational Plan and Estimated Timelines for Corporate Achievements

We continue to benefit from a global nuclear energy renaissance driven by several long term, sustainable growth trends and significant regulatory tailwinds. These include growth in AI data centers, industrial reshoring, and broader electrification, all driving a significant need for clean and reliable power, energy sustainability and independence, and climate mandates requiring reliable zero-emissions energy. All of this comes at a time of unprecedented bipartisan legislative and policy support in the U.S. for nuclear energy. Equally important, there is growing recognition that advanced reactors, including the microreactors we are developing, will be critical to future clean energy infrastructure.

For our fiscal year 2026 (the period from October 1, 2025 to September 30, 2026), we have progressed, and will continue to progress, the development of our advanced reactors (notably the KRONOS MMR reactor prototypes in the U.S. and Canada) and our vertically integrated business plan, with estimated cash expenditures to be approximately $65 million. This allocation comprises approximately $43 million dedicated to the research, development, quality assurance, licensing, and physical test work of our microreactors and other technologies. A further amount of approximately $12 million will be allocated to activities related to our nuclear fuel supply chain business, the related-party uranium enrichment company with whom we collaborate and in which we have made a strategic investment. The remaining approximately $10 million is earmarked for miscellaneous costs essential to propelling the progress of our microreactors, encompassing the support of current personnel engaged in executive, finance, accounting, and other administrative functions. We assess our cash expenditure estimates each quarter during the fiscal year, and there are no material changes to the estimated expenditures for the 2026 fiscal year as of the date of this Report. However, we may utilize our cash resources raised in 2024 and 2025 for acquisitions of complementary businesses or assets. As such, and for a variety of other factors, our estimated cash expenditures may differ substantially from the above estimates and if we find it desirable or necessary to utilize cash resources faster than we currently plan. Our projected expenditures are expected to be partially offset by interest income generated from our significant cash and cash equivalent balances.

We have made material progress advancing the KRONOS MMR™ since acquiring the asset in January of 2025. On March 29, 2025, we executed a Sponsored Research Agreement Amendment No. 2 with The Board of Trustees of the University of Illinois (referred to for these purposes as “U. of I.”) that substituted our company as an assignee of the rights and obligations of USNC regarding the sponsored research relationship with UIUC for the KRONOS MMR™ project. Under the Sponsored Research Agreement and its amendments (the “UIUC Agreement”), our company, in collaboration with U. of I., will construct, obtain regulatory approval for, and deploy a KRONOS MMR™ research and test reactor on the UIUC campus. The UIUC Agreement as entered into with U. of I. was effective January 1, 2022, and will terminate on February 28, 2027, unless terminated earlier under certain stipulations. In December of 2025, we signed a Memorandum of Understanding (MOU) with the U. of I. on behalf of UIUC to collaborate on the development, construction, and operation of its KRONOS MMR™ on campus as an advanced research reactor. While the aforementioned definitive sponsored research agreement between NANO Nuclear and U. of I. provided for U. of I.’s support in design and regulatory licensing of the prototype KRONOS MMR™, the December 2025 MOU set forth the next steps for the design, construction, ownership and ultimate operation of a KRONOS MMR™ on the UIUC campus.

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

On April 2, 2026, we announced that a CPA had been formally submitted by The Grainger College of Engineering at the U. of I., our partner for the KRONOS MMR™ deployment, to the NRC. With this CPA submission, we become the first commercially-ready microreactor developer and the fifth Generation IV advanced reactor developer to submit a CPA, placing us among a small group of advanced nuclear companies progressing toward commercial deployment. The CPA submission represented a significant milestone for the KRONOS MMR™ in its progression from engineering design to potential construction on the campus of the UIUC, through the reactor licensing process, and ultimately toward commercial deployment. The CPA was formally accepted for review on May 18, 2026, and on June 25, 2026, we further announced the continued progress in the NRC’s formal review of the CPA for the deployment of our KRONOS MMR™ Energy System at the UIUC.

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

We currently expect to receive the CPA approval in approximately 12 to 18 months following the application being docketed, which occurred in May 2026.  This could result in CPA approval sometime in mid to late 2027, subject to the NRC’s review process, and initial construction activities could therefore also commence in the second half of 2027. We estimate this will be the first construction permit for a commercially-ready microreactor issued in the United States. The CPA will not incur any government fees, as the KRONOS MMR™ reactor, due to its location at UIUC, qualifies for a fee exemption under applicable regulations due to its use for research purposes.

However, after docketing, the duration of the NRC’s safety and environmental reviews is not fixed. There can be no assurance as to the timing of completion of such reviews. The duration of the NRC’s review process may vary materially based on numerous factors, including, among other things, the completeness and quality of the application at submission, the number and complexity of NRC requests for additional information, the extent to which the application relies on previously reviewed topical reports, NRC staffing and resource availability, the scope and outcome of any required hearings, and the type and complexity of the environmental review, including whether an environmental impact statement is required. Accordingly, the timing of NRC review and any resulting licensing decisions is inherently uncertain and largely outside the Company’s control and any delays in the review process could materially and adversely affect our business, financial condition, and results of operations.

To support the building of our first prototype reactor at the UIUC and further development of our KRONOS MMR™ reactor, on July 30, 2025, we announced our acquisition of a 2.75-acre land and building package in Oak Brook, Illinois to serve as a regional demonstration and office facility. This facility is intended to support engineering, component manufacturing and assembly, prototype fabrication, non-nuclear testing, research and development activities, and administrative functions. We have undertaken significant work on retrofitting this facility to meet our anticipated needs, although the timing, scale, and configuration of our Oak Brook facility will depend and may change based on multiple factors, including permitting, availability of skilled labor, supply chain readiness, financing, and alignment with our regulatory and commercialization milestones. We will continue activities for our Oak Brook facility in the coming years in a manner aligned with the advancement of our reactor programs or other needs. Initial facility capabilities will focus on research, development, and prototype support, with manufacturing capabilities expanded over time as regulatory approvals are obtained and commercial demand materializes.

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

On May 20, 2026, we announced that the NRC has formally accepted for review the previously submitted CPA for the deployment of our KRONOS MMR™ at UIUC. The CPA was submitted to the NRC on March 31, 2026 by the UIUC, our partner for the planned full-scale KRONOS MMR™ reactor at the UIUC. The original submission and the NRC’s formal acceptance represent a major advancement toward construction, licensing and deployment of the KRONOS MMR™ system.

On June 25, 2026, we announced the continued progress in the NRC review of the CPA for deployment of our KRONOS MMR™ Energy System at UIUC. On June 23, 2026, the NRC publicly announced that it had met with representatives from UIUC and us to mark the start of its review of the CPA and the planned KRONOS MMR™ research reactor project on the UIUC campus. The meeting follows the agency’s formal acceptance of the KRONOS MMR™ CPA for review on May 18, 2026. Acceptance of the CPA initiated the NRC’s formal environmental, safety and technical review process for the planned deployment of the KRONOS MMR™ system at UIUC, representing a major advancement toward regulatory licensing, construction and future deployment of the reactor system. The meeting also provided additional visibility into NRC’s anticipated review schedule, indicating that the environmental assessment is expected to be completed in the spring of 2027 and the safety evaluation in early fall of 2027.

Significant capital will be needed to support our facility construction, licensing, fuel qualification testing, regulatory compliance, prototype construction, and workforce expansion for the development of our microreactors. We estimate that the capital costs needed to construct the full scale KRONOS MMR™ reactor prototype at the UIUC over the next several years could be around $300 million to $350 million per reactor. This range reflects inherent uncertainty in building a first-of-a-kind (FOAK) reactor due to several factors that can result in a material increase to these estimates, including site specific factors, the timing and scope of project development and regulatory licensing and supply chain considerations. At the same time, we are evaluating several potential non-dilutive funding sources, including government incentives and strategic funding support to reduce the cost of these FOAK reactors. Subsequent reactors’ capital costs are expected to decline substantially due to supply chain scaling for mass production of components, factory fabrication, modular assembly, and multiple deployments.

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

On May 22, 2026, we and our wholly-owned subsidiary AFT entered into a Membership Interest Purchase Agreement with Mr. Boyd, Onium and STS, pursuant to which the Sellers agreed to sell to AFT and AFT agreed to purchase from the Sellers 100% of the issued and outstanding membership interests of STS. The closing of the STS Acquisition occurred on the STS Acquisition Date. By integrating STS’s revenue generating business into our operations, we believe that we took a decisive step toward becoming a leader in the next generation of nuclear energy infrastructure, with capabilities designed to support reactor deployment and the broader ecosystem required to enable commercialization at scale. The STS Acquisition also represents a significant strategic milestone in our evolution into a vertically integrated nuclear energy company by adding one of the most important and challenging elements of the nuclear fuel cycle: the capability to plan, coordinate, license, secure and execute nuclear materials transportation and related deployment activities.

Obtaining Regulatory Licensing

The regulatory licensing process for our microreactor prototypes is expected to be completed in the early 2030s, with manufacturing facilities being constructed during the licensing phase so we are ready to deploy microreactors (most notably our KRONOS MMR™) globally upon licensing approval. Our KRONOS MMR™ reactor system has already undergone important pre-licensing activities, including the submission of a Regulatory Engagement Plan, several White Papers and Topical Reports, and NRC approval for Fuel Qualification Methodology for the advanced fuel design to be used in our KRONOS micro modular reactor energy system. Our ability to successfully license and certify our microreactors will subsequently be dependent on working through the licensing process with the NRC (and, as applicable, Canadian and other regulators) and satisfying their examinations that the reactor is safe to deploy to customers, provided the agreed protocols are adhered to. Our ability to successfully design and construct our own commercial nuclear fuel facilities will be dependent on obtaining the necessary regulatory approvals from the NRC and other applicable authorities to permit the commercial deployment of microreactors. On April 2, 2026, we issued a press release announcing the formal submission of the CPA by The Grainger College of Engineering at the UIUC, our partner for the KRONOS MMR™ deployment at the UIUC, to the NRC. The CPA was formally accepted for review on May 18, 2026, and on June 25, 2026, we further announced the continued progress in the NRC’s formal review of the CPA for the deployment of the our KRONOS MMR™ Energy System at the UIUC.

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

EGC and Smaller Reporting Company Status

As of June 30, 2026, we continue to qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. However, as of such date, we no longer qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act due to our public float exceeding the applicable threshold for smaller reporting company status. Accordingly, while we remain eligible to take advantage of certain reduced reporting and disclosure requirements applicable to emerging growth companies, we are no longer entitled to the reduced disclosure requirements available to smaller reporting companies. Notwithstanding the foregoing, we continue to qualify as a non-accelerated filer under the Exchange Act until September 30, 2026.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and the Three Months Ended June 30, 2025

Revenue

We generated revenue of $214,042 for the three months ended June 30, 2026, which was attributable to our STS Acquisition following our acquisition of STS on May 22, 2026. We did not generate any revenue during the comparative three months ended June 30, 2025.

Cost of Revenue and Gross Margin

Cost of revenue was $151,831 for the three months ended June 30, 2026, resulting in gross margin of $62,211, or approximately 29% of revenue, which was attributable to our STS Acquisition following our acquisition of STS on May 22, 2026 through June 30, 2026. We did not incur any cost of revenue or generate any gross margin during the comparative three months ended June 30, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $327,935, or 9%, to $3,994,448 for the three months ended June 30, 2026, compared to $3,666,513 for the comparative period ended June 30, 2025. This increase was driven by continued growth in our core research and development activities primarily related to our KRONOS MMR™ reactors. These expenses primarily reflected internal and external personnel costs corresponding to the design and analysis of our microreactors. During the three months ended June 30, 2026 and 2025, $340,903 and $665,147, respectively, of our total research and development expenses corresponded to equity-based compensation. Excluding this non-cash equity-based compensation, our core research and development expenses increased by approximately $652,180, or 22%, reflecting our continued operational investment in microreactor development during the period.

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

General and administrative expenses increased by $6,536,111, or 123%, to $11,860,371 for the three months ended June 30, 2026, compared to $5,324,260 for the comparative period ended June 30, 2025. This increase was primarily driven by growth in personnel costs, including equity-based compensation, professional fees, and other general and administrative expenses incurred to support our expanding operations and ongoing research and development activities. During the three months ended June 30, 2026, general and administrative expenses primarily consisted of $6.8 million in total personnel costs, of which $1.9 million corresponded to equity-based compensation, and $1.3 million in professional fees for legal and audit costs. In contrast, during the three months ended June 30, 2025, general and administrative expenses primarily consisted of $2.6 million in total personnel costs, of which $0.3 million corresponded to equity-based compensation, and $1.0 million in professional fees. Excluding the impact of non-cash equity-based compensation, our core general and administrative expenses increased significantly during the current period, primarily due to additional office and staff costs required to support our expanding operations.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common stock.

The revaluation of contingent consideration resulted in an expense of $33,000 for the three months ended June 30, 2026, a decrease of $368,500 from an expense of $401,500 for the comparative period ended June 30, 2025, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the three months ended June 30, 2026 and 2025, we earned interest income of $4,978,577 and $1,526,690, respectively, on our cash and cash equivalents and short-term investments held at financial institutions, including $81 earned by STS since our acquisition of STS on May 22, 2026  . In addition, during the three months ended June 30, 2026 and 2025, we earned $21,000 and $21,000, respectively, from a lease agreement with LIST, a related party. We also earned other income of $374,150 during the three months ended June 30, 2026, consisting of a $250,000 grant award from the Illinois Department of Commerce and Economic Opportunity and $124,150 received from consulting services, compared to $250,000 earned from consulting services during the comparative period ended June 30, 2025.

Accretion of Deferred Consideration

In connection with our acquisition of STS, we recognized a deferred acquisition consideration liability, representing the estimated fair value of future stock-based consideration payable to the former STS equity holders. We recorded accretion expense of $27,349 for the three months ended June 30, 2026, representing the increase in the present value of this liability from May 22, 2026, the STS Acquisition Date through June 30, 2026. We did not recognize any such expense during the comparative three months ended June 30, 2025.

Comparison of the Nine Months Ended June 30, 2026 and the Nine Months Ended June 30, 2025

Revenue

We generated revenue of $214,042 for the nine months ended June 30, 2026, which was attributable to our STS Acquisition following our acquisition of STS on May 22, 2026. We did not generate any revenue during the comparative nine months ended June 30, 2025.

Cost of Revenue and Gross Margin

Cost of revenue was $151,831 for the nine months ended June 30, 2026, resulting in gross margin of $62,211, or approximately 29% of revenue, which was attributable to our STS Acquisition following our acquisition of STS on May 22, 2026 through June 30, 2026. We did not incur any cost of revenue or generate any gross margin during the comparative nine months ended June 30, 2025.

Expenses

Research and Development Expense

Our research and development expenses represent costs incurred for designing and engineering products, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

Research and development expenses increased by $3,770,307, or 33%, to $15,054,286 for the nine months ended June 30, 2026, compared to $11,283,979 for the comparative period ended June 30, 2025. This increase was primarily driven by a significant ramp-up in core research and development activities primarily related to our KRONOS MMR™ reactors. These expenses primarily reflected internal and external personnel costs corresponding to the design and analysis of our microreactors. The increase in total research and development expenses was partially offset by a substantial reduction in research and development-related equity-based compensation. During the nine months ended June 30, 2026 and 2025, $1,557,174 and $5,365,224, respectively, of our research and development expenses corresponded to equity-based compensation. Excluding this non-cash equity-based compensation, our core research and development expenses increased by approximately $7.6 million, or 128%, reflecting our continued operational investment in microreactor development.

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

General and administrative expenses increased by $3,820,277, or 16%, to $27,336,285 for the nine months ended June 30, 2026, compared to $23,516,008 for the comparative period ended June 30, 2025. This increase was primarily driven by growth in personnel costs, including equity-based compensation, professional fees, and other general administrative expenses incurred to support our expanding operations and ongoing research and development activities. During the nine months ended June 30, 2026, general and administrative expenses primarily consisted of $16.3 million in total personnel costs, of which $5.5 million corresponded to equity-based compensation, and $3.5 million in professional fees for legal and audit costs. In contrast, during the nine months ended June 30, 2025, general and administrative expenses primarily consisted of $16.0 million in total personnel costs, of which $12.1 million corresponded to equity-based compensation, and $3.5 million in professional fees. Excluding the impact of non-cash equity-based compensation, our core general and administrative expenses increased significantly during the current nine-month period, from approximately $11.4 million to $21.9 million.

Revaluation of contingent consideration

Revaluation of contingent consideration corresponds to equity-based contingent consideration corresponding to the ALIP technology we acquired which is revalued at the end of each financial quarter based on the closing stock price of our common shares.

The revaluation of contingent consideration resulted in a recovery of $871,000 for the nine months ended June 30, 2026, compared to an expense of $1,004,000 for the comparative period ended June 30, 2025, a change of $1,875,000, as a result of our acquisition of the ALIP technology on June 21, 2024.

Other Income

During the nine months ended June 30, 2026 and 2025, we earned interest income of $14,827,389 and $3,474,321, respectively, on our cash and cash equivalents and short-term investments held at financial institutions, including $81 earned by STS since our acquisition of STS on May 22, 2026. During the nine months ended June 30, 2026 and 2025, we earned $63,000 and $63,000, respectively, from a lease agreement with LIST, a related party. Also, during the nine months ended June 30, 2026, we earned $446,000 in other income, consisting of a $250,000 grant award from the Illinois Department of Commerce and Economic Opportunity, $191,000 from feasibility study services, and a $5,000 competition prize award , compared to $250,000 earned from consulting services during the comparative period ended June 30, 2025.

Liquidity and Capital Resources

We have been able to utilize our status as a public company to raise significant capital since our May 2024 initial public offering. As such, we believe that our existing cash will fund our current operating and research and development plans through at least the next twelve months from the date of this Report. We have coupled our fundraising with what we believe is a prudent deployment of capital as we move our business forward. Although we experienced operating cash outflows of $18.7 million and $14.7 million for the nine months ended June 30, 2026, and 2025, respectively, we maintain a robust liquidity profile. As of June 30, 2026, we held $580 million in total liquidity, consisting of $298.5 million in cash and cash equivalents and $281.5 million in short-term U.S. Treasury securities. This represents a significant increase from September 30, 2025, when we held $203.3 million in cash and cash equivalents and no short-term investments. Additionally, our working capital increased to $577.9 million as of June 30, 2026, compared to $200.8 million at our prior fiscal year-end. On March 13, 2026, our 2025 Shelf Registration Statement was declared effective by the SEC, which registers the offer and sale of securities with an aggregate offering price of up to $900 million. Of this amount, up to $400 million may be offered pursuant to an “at-the-market” offering program, which we may utilize from time to time in the future if needed and subject to market conditions (See Note 5 to the accompanying unaudited consolidated financial statements for background information).

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

Going Concern

As part of issuing our unaudited condensed consolidated financial statements, we evaluated whether there were any conditions and events that raise substantial doubt about our ability to continue as a going concern over the twelve months after the date the unaudited condensed consolidated financial statements were issued. Since inception, we have incurred significant operating losses, and have an accumulated deficit of approximately $83.3 million and negative operating cash flow during the nine months ended June 30, 2026 and 2025. Management expects that operating losses and negative cash flows may increase from the 2025 and 2026 levels because of additional costs and expenses related to our research and development activities. Our continued solvency is dependent upon our ability to obtain additional working capital to complete the design, construction, demonstration, regulatory licensing and ultimately commercialization of our reactors in development and other technologies and contemplated services.

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

Summary Statement of Cash Flows for the Nine Months Ended June 30, 2026, and the Nine Months Ended June 30, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	For the Nine Months Ended June 30, 2026	For the Nine Months Ended June 30, 2025
Net cash used in operating activities	$(18,664,484)	$(14,713,509)
Net cash used in investing activities	(297,616,367)	(12,876,519)
Net cash provided by financing activities	411,498,618	209,265,146
Net (decrease) increase in cash	$95,217,767	$181,675,118

Cash Flows used in Operating Activities

Net cash used by operating activities for the nine months ended June 30, 2026 was $18,664,484, which consisted of our net loss of $25,800,580, net of non-cash items of $6,582,565, and net of changes in working capital accounts of $553,531.

Net cash used in operating activities for the nine months ended June 30, 2025 was $14,713,509, which consisted of our net loss of $32,016,666, net of non-cash items of $18,820,923, and net of changes in working capital accounts of $1,517,766.

Our cash used in operating activities increased by $3,950,975, or 27%, during the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. This increase was primarily driven by a significant decrease in non-cash add-backs, from $18,820,923 to $6,582,565, largely reflecting lower non-cash equity-based compensation expense and the change in fair value of contingent consideration shifting from a non-cash expense to a non-cash recovery, which together more than offset a decrease in our net loss and a shift in changes in working capital accounts from a net use of cash to a net source of cash during the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025.

Cash Flows used in Investing Activities

Net cash used by investing activities for the nine months ended June 30, 2026 was $297,616,367, representing $281,212,550 related to purchases of short-term investments, $9,827,509 for additions to property, plant and equipment (including $5,620,823 paid for the acquisition of land and building for office space in New York and $4,206,686 in payments related to construction in progress), $5,776,308 for our acquisition of business, net of cash acquired, in connection with our acquisition of STS, and $800,000 in deposits.

Net cash used in investing activities for the nine months ended June 30, 2025 was $12,876,519, which consisted of $9,075,045 of cash paid for the acquisition of the USNC Assets that closed on January 10, 2025 and $3,801,474 of cash paid for additions to property, plant and equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2026 was $411,498,618, which consisted of $426,750,033 in cash received from common stock issuances, including our October 2025 private placement offering, less $22,674,963 of corresponding offering costs, $2,473,548 from exercises of warrants, and $4,650,000 from exercises of stock options, plus $300,000 related to deferred offering costs.

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

Commitments

As of June 30, 2026 and September 30, 2025, we had three and two long-term operating leases, respectively, corresponding to (1) our corporate headquarters located at 10 Times Square, 30th Floor, New York, New York, (2) space being used as a technology demonstration facility in Westchester County, New York, and (3) an office and operations facility located in Winder, Georgia, which was assumed in connection with our acquisition of STS on May 22, 2026.

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

Our STS operations facility covers an aggregate of approximately 4700 square feet (including 2,200 square feet for office and 2,500 square feet for warehouse) in Winder, Georgia. This lease, originally signed in January 2025 between Onium as lessor and STS as lessee, as amended in May 2026 as a result of the STS Acquisition, has an initial term through December 31, 2027, and includes an additional 5-year automatic extension provided there is no default thereunder, which would extend the lease term through December 31, 2032. Monthly lease payments of $8,522 are required on the initial lease term. The rental payments over the extension period are based on the monthly rate of $8,522 in effect at the commencement of the lease extension and will increase by 3.0% in the first extended year and annually thereafter.

Off-Balance Sheet Arrangements

As of June 30, 2026 and September 30, 2025, we did not engage in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of changes in interest rates and foreign currency exchange rates in the normal course of business and to market price fluctuations related to our financial investments. We may have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations. At June 30, 2026, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 10 percent change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. Accordingly, our management believes that the unaudited condensed consolidated financial statements included in this Report present fairly in all material respects our consolidated financial position, results of operations and cash flows for the periods presented. In addition, because we are an “emerging growth company” as defined under the terms of the JOBS Act of 2012, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 9, 2024, a putative securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the Southern District of New York, captioned Yvette Yang v. Nano Nuclear Energy Inc., et al., No. 1:24-cv-06057 (S.D.N.Y.). As previously reported, on January 8, 2026, the court issued an order granting defendants’ motion to dismiss, and on February 12, 2026, the court entered judgment in favor of defendants. Plaintiff has filed an appeal in the United States Court of Appeals for the Second Circuit, which the parties are in the process of briefing. We disputed the allegations in the amended complaint and will continue to defend the case vigorously.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our filings with the SEC, including, among others, the sections titled “Risk Factors” in our (i) 2025 Annual Report and (ii) Quarterly Report for the three months ended March 31, 2026, filed with the SEC on May 14, 2026 (“2026 Q2 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our prior SEC filings, including our 2025 Annual Report and our 2026 Q2 Report.

On January 16, 2026, we received a subpoena for documents from the Securities and Exchange Commission (“SEC”) relating to two service providers. This subpoena, which is part of an investigation by the SEC, follows an initial request for information by the SEC to us in April 2025. We completed an initial voluntary production of documents in August 2025. As of the date of this Report, we are communicating and cooperating fully with the SEC and at this juncture, but we cannot predict the outcome of the investigation.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

As of June 30, 2026, certain of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) has adopted “Rule 10b5-1 trading arrangements” (the “10b5-1 Plans”) as each term is defined in Item 408(a) of Regulation S-K, with the detail information as shown in below table:

Name/Title	Date of Adoption of the 10b5-1 Plan	Duration of the 10b5-1 Plan	Aggregate Number of Securities to be Traded
Jay Jiang Yu Founder, President, Secretary and Chairman of the Board	June 23, 2026	The earlier of (i) September 17, 2027, (ii) the termination of the 10b5-1 Plan by such person, (iii) the death, dissolution, bankruptcy or insolvency of such person, (iv) the non-compliance of the 10b-5 Plan with Rule 10b5-1; (iv) the date that the aggregate number of shares of common stock reaches 1,664,000 shares for I Financial (as defined below) and 107,226 for Jiang Yu.	1,771,226 (1)

James Walker Chief Executive Officer and Director	May 27, 2026	The earlier of (i) September 3, 2027, (ii) the termination of the 10b5-1 Plan by such person, (iii) the death, dissolution, bankruptcy or insolvency of such person, (iv) the non-compliance of the 10b-5 Plan with Rule 10b5-1; (iv) the date that the aggregate number of shares of common stock reaches 175,000 shares.	175,000

	June 18, 2026	The earlier of (i) June 10, 2027, (ii) the termination of the 10b5-1 Plan by such person, (iii) the death, dissolution, bankruptcy or insolvency of such person, (iv) the non-compliance of the 10b-5 Plan with Rule 10b5-1; (iv) the date that all shares of common stock contemplated under this 10b-5 Plan have been sold.	(i) 54% of the vested shares from the grant with a scheduled vesting date of November 13, 2026, and (ii) 54% of the vested shares from the grant with a scheduled vesting date of June 3, 2027.

Jaisun Garcha Chief Financial Officer	June 18, 2026	The earlier of (i) June 10, 2027, (ii) the termination of the 10b5-1 Plan by such person, (iii) the death, dissolution, bankruptcy or insolvency of such person, (iv) the non-compliance of the 10b-5 Plan with Rule 10b5-1; (iv) the date that all shares of common stock contemplated under this 10b-5 Plan have been sold.	(i) 54% of the vested shares from the grant with a scheduled vesting date of November 13, 2026, and (ii) 54% of the vested shares from the grant with a scheduled vesting date of June 3, 2027.

(1) Represent the aggregate number of shares of common stock to be sold under Mr. Yu’s 10b5-1 Plan, including (a) 1,664,000 shares for I Financial Ventures Group LLC. (or the “I Financial”), a Limited Liability company incorporated under the laws of Delaware, and (b)107,226 shares for Jay Jiang Yu. Jay Jiang Yu, our President, Secretary, and Chairman of the Board of Directors, is the sole shareholder and director of I Financial, and exercises voting and dispositive power of the securities held by I Financial.

Additional Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Membership Interest Purchase Agreement, dated May 22, 2026, by and among Nano Nuclear Energy Inc., Roy A. Boyd II, Onium Capital, LLC, Secured Transportation Services LLC and Advanced Fuel Transportation Inc.	8-K	001-42044	10.1	May 29, 2026

10.2	Registration Rights Agreement, dated May 22, 2026, by and among Nano Nuclear Energy Inc., Roy A. Boyd II and Onium Capital, LLC.	8-K	001-42044	10.2	May 29, 2026

10.3	Form of Equityholder Restrictive Covenant Agreement, dated May 22, 2026.	8-K	001-42044	10.3	May 29, 2026

10.4	Employment Agreement, dated May 22, 2026, by and among Nano Nuclear Energy Inc., Secured Transportation Services LLC, and Roy A. Boyd II.	8-K	001-42044	10.4	May 29, 2026

10.5*	Amendment to Director Consulting Agreement, dated August 10, 2026, by and between the Registrant and Tsun Yee Law

10.6*	Amendment to Director Consulting Agreement, dated August 10, 2026, by and between the Registrant and Kenny Yu

10.7*	Amendment to Director Consulting Agreement, dated August 10, 2026, by and between the Registrant and Diane Hare

10.8*	Lease Agreement and First Amendment to Lease Agreement, dated January 2, 2025 and May 22, 2026, respectively, by and between the Onium Capital, LLC and Secured Transportation Services LLC

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO NUCLEAR ENERGY INC.

Date: August 12, 2026	By:	/s/ James Walker
James Walker
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jaisun Garcha
Jaisun Garcha
Chief Financial Officer
(Principal Financial and Accounting Officer)

